Form 10-Q
period 1998-06-30
RESORTQUEST INTERNATIONAL INC
filed 1998-08-14
CIK 1057507

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________TO
     ___________.


Commission File Number 333-47867

                         RESORTQUEST INTERNATIONAL, INC.
                    (Exact name of registrant in its charter)

                    Delaware                         I.R.S. No. 52-2055247
               (State of Incorporation)     (I.R.S. Employer Identification No.)

                         530 Oak Court Drive, Suite 360
                            Memphis, Tennessee 38117
               (Address of principal executive offices)(Zip Code)

                                 (901) 762-0600
              (Registrant's telephone number, including area code)

                        1355-B Lynnfield Road, Suite 245
                                Memphis, TN 38119
                         (Former address of registrant)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes  X              No
                                        -----              -----

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of June 30, 1998.

Common Stock . . . . . . . . . . . . . . 15,924,286 shares

                                  Page 1 of 41
                              Exhibit Index Page 28

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

     On May 26, 1998, ResortQuest International, Inc., ("ResortQuest" or the "Company") consummated its initial public offering (the "Offering") and the combination (the "Combinations") of 12 vacation rental and property management companies and one leading vacation rental and property management software company. As a result of the combinations, ResortQuest acquired all the outstanding capital stock of each of Hotel Corporation of the Pacific, Inc. ("Aston"), Brindley and Brindley Realty and Development, Inc. and B & B On the Beach, Inc. (collectively "Brindley and Brindley"), Coastal Resorts Management, Inc. and Coastal Resorts Realty L.L.C. (collectively "Coastal Resorts"), Collection of Fine Properties, Inc. ("CFP"), First Resort Software, Inc. ("FRS"), Houston and O'Leary Company ("H & O"), Maui Condominium and Home Realty, Inc. ("Maui"), The Maury People, Inc. ("Maury"), Howey Acquisition, Inc. and Priscilla Murphy Realty, Inc. (collectively "PMR"), Resort Property
Management, Inc. ("RPM"), Telluride Resort Accommodations, Inc. ("TRA"), Trupp-Hodnett Enterprises, Inc. and THE Management Company (collectively "THE"), and Whistler Chalets Limited ("Whistler"), (collectively the "Founding Companies").

     The consideration for the Combinations consisted of cash and Common Stock. The Combinations were accounted for under the purchase method of accounting. Aston has been designated as the accounting acquiror for financial statement presentation purposes in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 97, which states that the combining company which receives the largest portion of voting rights in the combined corporation is presumed to be the acquiror for accounting purposes. Accordingly, the historical financial statements represent those of Aston prior to the Combinations and the Offering, and only include balances and transactions of the Founding Companies and ResortQuest since May 27, 1998. Unless the context otherwise requires, all references herein to the Company include Aston and the other Founding Companies.

     The accompanying unaudited consolidated condensed financial statements of ResortQuest have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Operating results for interim periods are not necessarily indicative of the results for full years. The financial statements included herein should be read in conjunction with the ResortQuest unaudited pro forma combined financial statements and the individual financial statements of ResortQuest, Aston, Brindley & Brindley, Coastal Resorts, CFP, FRS, H & O, Maury, PMR, RPM, TRA and THE and related notes thereto, and management's discussion and analysis of financial condition and results of operations related thereto, all of which are included in the Company's Registration Statement on Form S-1 (No. 333-47867), as amended (the "Registration Statement"), filed with the SEC in connection with the Offering.

                          RESORTQUEST INTERNATIONAL,INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                             December 31,         June 30,
                                                                1997               1998
                                                             -----------         --------
                                                          (in thousands, except share amounts)
ASSETS
Current assets
  Cash and cash equivalents                                      $ 1,632         $  6,037
  Cash held in escrow                                                  -            6,064
  Trade and other receivables, net of allowance                    1,195            3,627
  Note receivable from stockholder (Note 2)                            -            4,000
  Deferred income taxes (Note 7)                                       -              658
  Other current assets                                               129            1,232
                                                                 -------         --------
    Total current assets                                           2,956           21,618
Property and equipment, net                                        1,776            4,075
Goodwill (Notes 1 and 3)                                               -           95,429
Deferred income taxes (Note 7)                                         -            1,692
Other assets                                                      10,330            1,514
                                                                 -------         --------
                                                                 $15,062         $124,328
                                                                 =======         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt                           $   597         $  1,396
  Customer deposits, deferred revenues and payable to
    property owners                                                    -           11,357
  Accounts payable and accrued liabilities                         6,538            9,712
  Other current liabilities                                          409              627
                                                                 -------         --------
      Total current liabilities                                    7,544           23,092
Long-term debt, net of current maturities                          2,804            1,992
Other long-term obligations                                        3,206                -
Net liabilities of discontinued operations                         1,403                -
                                                                 -------         --------
                                                                  14,957           25,084
                                                                 -------         --------
Commitments and contingencies (Note 5)
Stockholders' equity (Notes 1 and 4)
  Common stock, $0.01 par value, 50,000,000 shares authorized,
    1,708,333 and 15,924,286 shares outstanding, respectively         17              159
  Additional paid-in capital                                          88          128,662
  Excess distributions                                                 -          (30,000)
  Retained earnings                                                    -              423
                                                                 -------         --------
    Total stockholders' equity                                       105           99,244
                                                                 -------         --------
    Total liabilities and stockholders' equity                   $15,062         $124,328
                                                                 =======         ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         RESORTQUEST INTERNATIONAL, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   Three Months Ended           Six Months Ended
                                                 June 30,     June 30,      June 30,     June 30,
                                                  1997         1998          1997         1998
                                                 -------      -------       -------      -------
                                                       (in thousands, except share amounts)
Revenues
  Property management fees                        $1,633       $2,921       $ 4,476      $ 6,021
  Service fees                                     2,158        3,007         4,109        5,364
  Other                                              706        1,930         1,493        2,551
                                                  ------       ------       -------      -------
    Total revenues                                 4,497        7,858        10,078       13,936
                                                  ------       ------       -------      -------
Operating expenses
  Direct operating expenses                        2,870        4,360         5,247        7,167
  General and administrative
    expenses                                       1,202        2,303         2,263        3,593
  Depreciation and amortization                       88          469           176          568
                                                  ------       ------       -------      -------
      Total operating expenses                     4,160        7,132         7,686       11,328
                                                  ------       ------       -------      -------
Operating income                                     337          726         2,392        2,608
Interest and other income (expense)                 (165)         155          (333)         (30)
                                                  ------       ------       -------      -------
Income before income taxes                           172          881         2,059        2,578
Provision for income taxes (Note 7)                    -         (304)            -         (304)
                                                  ------       ------       -------      -------
Income from continuing operations                    172          577         2,059        2,274
Income (loss) from discontinued
  operations (Note 6)                               (876)        (210)         (229)       1,347
                                                  ------       ------       -------      -------
Net income (loss)                                 $ (704)      $  367       $ 1,830      $ 3,621
                                                  ======       ======       =======      =======

Earnings per share (Note 8)
  Basic
    Continuing operations                         $ 0.10       $ 0.08       $  1.21      $  0.51
    Discontinued operations                        (0.51)       (0.03)        (0.14)        0.30
                                                  ------       ------       -------      -------
    Net income (loss)                             $(0.41)      $ 0.05       $  1.07      $  0.81
                                                  ======       ======       =======      =======
  Diluted
    Continuing operations                         $ 0.10       $ 0.08       $  1.21      $  0.50
    Discontinued operations                        (0.51)       (0.03)        (0.14)        0.30
                                                  ------       ------       -------      -------
    Net income (loss)                             $(0.41)      $ 0.05       $  1.07      $  0.80
                                                  ======       ======       =======      =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         RESORTQUEST INTERNATIONAL, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF PRO FORMA INCOME
                              (UNAUDITED) (Note 1)

                                                   Three Months Ended           Six Months Ended
                                                 June 30,     June 30,      June 30,     June 30,
                                                   1997         1998          1997         1998
                                                 -------      -------       -------      -------
                                                       (in thousands, except share amounts)
Revenues
  Property management fees                       $ 5,275      $ 5,136       $17,749      $18,428
  Service fees                                     3,392        3,927         6,601        8,066
  Other                                            3,483        3,955         6,620        7,365
                                                 -------      -------       -------      -------
    Total revenues                                12,150       13,018        30,970       33,859
                                                 -------      -------       -------      -------
Operating expenses
  Direct operating expenses                        7,036        7,444        14,363       15,464
  General and administrative
    expenses                                       2,950        3,454         5,524        6,506
  Depreciation and amortization                    1,009        1,023         2,046        2,060
                                                 -------      -------       -------      -------
      Total operating expenses                    10,995       11,921        21,933       24,030
                                                 -------      -------       -------      -------
Operating income                                   1,155        1,097         9,037        9,829
Interest and other income (expense)                 (157)          73          (114)         295
                                                 -------      -------       -------      -------
Income before income taxes                           998        1,170         8,923       10,124
Provision for income taxes                           657          726         4,085        4,566
                                                 -------      -------       -------      -------
Net income                                       $   341      $   444       $ 4,838      $ 5,558
                                                 =======      =======       =======      =======
Earnings per share - basic and diluted
  Net income                                     $  0.02      $  0.03       $  0.30      $  0.35
                                                 =======      =======       =======      =======

The accompanying notes are an integral part of these consolidated condensed pro forma financial statements.

                         RESORTQUEST INTERNATIONAL, INC.
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                        Additional
                                                    Common Stock        Paid-in      Excess          Retained
                                                 Shares       Amount    Capital      Distributions   Earnings    Total
                                                -------      --------   ----------   -------------   --------   --------
                                                                 (in thousands, except share amounts)

Balance, December 31, 1997                       1,708,333     $ 17     $     88        $      -    $     -   $    105
  Net income                                             -        -            -               -      3,621      3,621
  Initial public offering (Note 4)               6,670,000       67       59,954               -          -     60,021
  Distributions to Aston stockholders                    -        -            -         (30,000)    (3,198)   (33,198)
  Stock issued in connection with
    Combinations (Note 4)                        7,545,953       75       68,620               -          -     68,695
                                                ----------     ----     --------        --------    -------   --------
Balance, June 30, 1998                          15,924,286     $159     $128,662        $(30,000)   $   423   $ 99,244
                                                ==========     ====     ========        ========    =======   ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                         RESORTQUEST INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Six Months Ended
                                                                                June 30,      June 30,
                                                                                 1997          1998
                                                                                -------      --------
                                                                                     (in thousands)
Cash flows from operating activities
  Net income                                                                    $ 1,830      $  3,621
  Loss (income) from discontinued operations                                        229        (1,347)
                                                                                -------      --------
    Income from continuing operations                                             2,059         2,274
  Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                                 176           568
      Changes in operating assets and liabilities
        Accounts receivable                                                        (515)        1,172
        Prepaid expenses and other assets                                          (153)         (442)
        Deferred income taxes                                                         -          (164)
        Accounts payable and accrued liabilities                                  2,266        (1,743)
        Reservation and escrow deposits                                               -         2,502
                                                                                -------      --------
          Cash provided by continuing operations                                  3,833         4,167
  Cash flows provided by (used in) discontinued operations                        1,519           (56)
                                                                                -------      --------
            Net cash provided by operating activities                             5,352         4,111
                                                                                -------      --------
Cash flows from investing activities
  Cash portion of Combinations                                                        -       (21,341)
  Purchase of property and equipment                                                (99)         (243)
  Proceeds from sale of property and equipment                                       50             -
  Other                                                                              62           528
                                                                                -------      --------
            Net cash provided by (used in) investing activities                      13       (21,056)
                                                                                -------      --------
Cash flows from financing activities
  Net proceeds from public stock issuance                                             -        60,889
  Distributions to stockholders                                                  (1,830)      (33,198)
  Payment of other long-term obligations                                           (203)       (5,914)
  (Decrease) increase in advances to stockholders                                (2,206)        2,684
  Principal payments under capital leases                                           (88)       (2,625)
  Increase in advances to affiliates                                             (1,304)         (486)
                                                                                -------      --------
            Net cash (used in) provided by financing activities                  (5,631)       21,350
                                                                                -------      --------
Net (decrease) increase in cash and cash equivalents                               (266)        4,405
Cash and cash equivalents, beginning of period                                    2,118         1,632
                                                                                -------      --------
Cash and Cash equivalents, end of period                                        $ 1,852      $  6,037
                                                                                =======      ========
Supplemental disclosure of non-cash investing activities
  Common stock portion of Combinations                                          $     -      $ 72,001
                                                                                =======      ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                         RESORTQUEST INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

NOTE 1 - Basis of Presentation

     Formation

     ResortQuest, formerly known as Vacation Properties International, Inc., was formed to create the leading provider of vacation condominium and home rentals and management in premier destination resorts. Effective with the closing of ResortQuest's initial public offering on May 26, 1998, the Company acquired 12 vacation rental and property management companies and one leading vacation rental and property management software company. However, for accounting and reporting purposes, Aston was identified as the accounting acquiror and the remaining Founding Companies along with ResortQuest were accounted for under the purchase method of accounting.

     Accordingly, the historical unaudited consolidated condensed financial statements for the three- and six-month periods ended June 30, 1997 and 1998 includes the financial results of Aston prior to the Combinations and the Offering, and includes the combined balances and transactions of ResortQuest and the Founding Companies only since May 26, 1998. Comparability of actual results for the quarter, year to date and prior years may be misleading and are not necessarily indicative of the results of the combined operations.

     Pro Forma Financial Information

     To provide better comparability, the consolidated condensed statements of income for the three- and six-month periods ended June 30, 1997 and 1998 include the financial results of ResortQuest and the Founding Companies as if the Combinations had occurred at the beginning of each respective period. The consolidated condensed statements of income include the effects of: (i) the Combinations; (ii) the proceeds from the issuance of 6,670,000 shares of ResortQuest Common Stock, a portion of which was used to pay the cash portion of the purchase price for the Founding Companies, to pay offering expenses, and to repay debt assumed in the Combinations; (iii) certain adjustments to salaries, bonuses, and benefits to former owners and key management of the Founding Companies effective with the Offering; (iv) reversal of compensation expense in the three months ended March 31, 1998, relating to the non-recurring, non-cash compensation charge of $5.6 million related to Common Stock issued to management; (v) provision for income taxes as if pro forma income was subject to federal, state or provincial income taxes during the periods and that goodwill was not deductible for income tax purposes; (vi) amortization of goodwill resulting from the Combinations and (vii) excludes income (loss) from discontinued operations.

NOTE 2 - Note Receivable From Stockholder

     In connection with the Combinations, Aston formalized its receivable resulting from cash advances to its primary stockholder with a $4.0 million promissory note (the "Note"). The Note bears interest at one-half of one percent below prime rate of interest, but not less than six percent and not more than 10 percent. Payments under the Note are interest only, due and payable every January and July 1st. The Note is due on demand with 180 days notice at any time through May 26, 1999. If payment is not requested within the notice periods, the Note becomes due and payable on May 25, 2008.

NOTE 3 - Long-Term Debt

     ResortQuest Credit Facility

     On May 26, 1998, ResortQuest entered into a credit agreement (the "Credit Agreement") with NationsBank, N. A. and First Tennessee Bank National Association, with respect to a $30 million revolving line of credit. The Credit Facility may be used for letters of credit not to exceed $2.5 million, acquisitions, capital expenditures, and for general corporate purposes. The Credit Agreement requires the Company to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets and dividends.

     Interest on outstanding balances of the Credit Facility is computed at the Company's election, on the basis of either the Prime Rate or the Eurodollar Rate plus a margin ranging from 1.25% to 2.00%, depending on certain financial ratios. Availability fees ranging from 0.25% to 0.50% per annum, depending on certain financial ratios, are payable on the unused portion of the Credit Facility. The Credit Facility has a three-year term and is secured by substantially all of the assets of ResortQuest and its subsidiaries, including the common stock of the Founding Companies and any future material subsidiaries, as defined. At June 30, 1998, there were no borrowings under the Credit Facility and ResortQuest was in compliance with applicable loan covenants.

     Other Debt

     In connection with the Combinations, ResortQuest agreed to assume $5.7 million of existing debt of the Founding Companies. As of June 30, 1998, all of this debt was paid off. In addition, the Founding Companies collectively had $1.8 million available to borrow under nine separate lines of credit, which included personal guarantees of the Founding Companies owners. ResortQuest is in the process of terminating these lines of credit and removing the personal guarantees of the Founding Companies previous owners. At June 30, 1998, there were no borrowings outstanding under any of the remaining lines of credit.

NOTE 4 - Stockholders' Equity

     Common Stock

     On May 26, 1998, ResortQuest issued an aggregate of 9,254,286 shares of Common Stock in connection with the Combinations (1,708,333 shares to Aston stockholders and 7,545,953 shares to the remaining stockholders involved with the Combinations) and 6,670,000 shares of Common Stock in connection with the Offering. Shares issued in the Offering were sold at a price to the public of $11.00 per share. The net proceeds to ResortQuest from the Offering (after deducting underwriting discounts, commissions and offering expenses) were approximately $60.0 million. As of June 30, 1998, ResortQuest had 15,924,286 shares of Common Stock issued and outstanding (12,789,656 shares of Common Stock and 3,134,630 shares of restricted Common Stock). The Common Stock and restricted Common Stock are identical except that the holders of restricted

Common Stock are only entitled to one-half of one vote for each share on all matters.

     On June 25, 1998, ResortQuest registered 3.0 million shares of Common Stock with the Securities and Exchange Commission pursuant to a shelf registration statement. These shares are available and could be used for future acquisitions.

     Long-Term Incentive Plan

     ResortQuest has reserved 1,910,914 shares of Common Stock for use in connection with the 1998 Long-Term Incentive Plan. In connection with the Offering, options in the form of non-qualified stock options to purchase a total of 1,695,000 shares of Common Stock of the Company at $11.00 per share were granted to management of the Founding Companies, corporate management, certain stockholders, and non-employee directors.

     Preferred Stock

     ResortQuest's   authorized   capital   includes  10.0  million   shares  of
undesignated preferred stock with a $0.01 par value.

NOTE 5 - Commitments and Contingencies

     Aston Guarantees

     Prior to the Combinations, Aston had guaranteed or co-signed debts of its former principal stockholder in the aggregate amount of approximately $16.4 million, as of March 31, 1998, which primarily relates to mortgage loans on two hotels managed by Aston. These debts are fully collateralized with real estate, cash or cash equivalents, including shares of Common Stock, pledged either to the lenders of such debt or Aston to secure such debt. The former principal stockholder also has agreed to cause Aston's, and henceforth ResortQuest's, guarantees of such debt to be released as soon as practicable. As of July 24, 1998, only $860,000 of these loans remains outstanding.

     Certain of Aston's management agreements contain provisions for guaranteed levels of returns to owners. These agreements also contain force majeure clauses to protect the Company from forces or occurrences beyond the control of management.

     Acquisition Indemnification

     Subject to certain limitations, pursuant to the Agreement and Plan Of Organization entered into by and between each of the Founding Companies and ResortQuest (each an "Agreement"), the stockholders of the Founding Companies have indemnified ResortQuest against losses, claims, damages, actions, suits, proceedings, demands, assessments, adjustments, costs and expenses as a result of or arising from (i) any breach of the representations and warranties in the Agreement and its schedules and certificates by the stockholders of the Founding Companies, (ii) any breach of any agreement on the part of the stockholders set forth in the Agreement, (iii) any liability under the 1933 Act, the 1934 Act or other federal or state law or regulation arising out of or based upon any untrue statement of a material fact relating solely to the Founding Company or the stockholders and (iv) certain other identified claims or litigation. In addition, pursuant to each Agreement and subject to certain limitations,

ResortQuest agreed to indemnify the stockholders against losses, claims, damages, actions, suits, proceedings, demands, assessments, adjustments, costs and expenses incurred by the stockholders as a result of or arising from (i) any breach by ResortQuest or of its representations and warranties in the Agreement and its schedules and certificates, (ii) any breach of any agreement on the part of ResortQuest under this Agreement, (iii) any liability under the 1933 Act, the 1934 Act or other federal or state law or regulation, at common law or otherwise, arising out of or based upon any untrue statement or alleged untrue statement of a material fact relating to ResortQuest or any of the other Founding Companies contained in certain filings with the Securities and Exchange Commission, or (v) the matters described in the schedules to the Agreement relating to guarantees.

     ResortQuest is not aware of any events that have or could have caused any party to such indemnification under any of the Agreements during the periods presented in the accompanying consolidated condensed financial statements.

     Litigation

     ResortQuest and its subsidiaries are involved in various legal actions arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcome of these matters will not have a materially adverse effect upon ResortQuest's consolidated financial position or results of operations.

     Insurance

     ResortQuest carries a broad range of insurance coverage, including directors and officers, prospectus liability, errors and omissions, general liability, auto liability, and workers' compensation. ResortQuest has not incurred significant claims or losses on any of its insurance policies during the periods presented in the accompanying consolidated condensed financial statements.

     Employment Agreements

     Effective with the Combinations, ResortQuest entered into employment agreements with all senior corporate officers and several subsidiary level key employees. Among other things, these agreements allow for severance payments and acceleration of stock option awards upon a change in control of ResortQuest, as defined under the agreements. The maximum amount of compensation that would be payable under all agreements if a change in control occurred without prior written notice as of June 30, 1998, would be approximately $22.8 million.

NOTE 6 - Discontinued Operations

     ResortQuest has decided that they will no longer continue or enter into leasing arrangements for lodging facilities. Accordingly, for all periods presented in the accompanying financial statements, the financial position, results of operations and cash flows of the leased assets are reflected as discontinued operations. Concurrent with the Combinations, Aston assigned such leases to AST Holdings, Inc., a corporation owned by Aston's principal stockholder. On May 27, 1998, ResortQuest entered into a contract with AST Holdings to manage these facilities for a fee. Summarized financial information of the discontinued operations is presented in the following table.

                                                Three Months Ended           Six Months Ended
                                               June 30,    June 30,       June 30,    June 30,
                                                  1997        1998           1997        1998
                                               -------     -------        -------     -------
                                                                (in thousands)
Revenues                                        $6,944      $4,187        $16,051     $14,304
Operating expenses                               5,852       3,651         12,141      10,120
General and administrative expenses              1,957         749          4,118       2,839
                                                ------      ------        -------     -------
     Operating income (loss)                      (865)       (213)          (208)      1,345
Other expense (income)                              11          (3)            21          (2)
                                                ------      ------        -------     -------
Income (loss) from discontinued operations      $ (876)     $ (210)       $  (229)    $ 1,347
                                                ======      ======        =======     =======


NOTE 7 - Income Taxes

     ResortQuest intends to file a consolidated federal income tax return, which will include the operations of the Founding Companies commencing with the Combinations. The Founding Companies previous owners are individually responsible for filing federal, state and provincial income tax returns for operations prior to the Combinations. The ResortQuest provision for income taxes and effective tax rate for the periods ended June 30, 1998, are impacted by: (i) Aston book earnings prior to May 26, 1998 which will not be included in
ResortQuest's consolidated income tax returns; (ii) book amortization of goodwill which is not deductible for income tax purposes; and (iii) recording a one-time deferred income tax catch-up entry for Aston who was previously taxed under S corporation status.

NOTE 8 - Earnings Per Share

     Actual Results

     Income per share included in the consolidated condensed statements of income for the historical periods ended June 30, 1997, includes Aston's results of operations under its historical capital and income tax structure. Accordingly, the shares outstanding of Aston are utilized to calculate weighted average shares for all 1997 periods.

     Income per share included in the consolidated condensed statements of income for the historical periods ended June 30, 1998, includes Aston's results of operations under its historical capital and income tax structure through May 26, 1998, and the combined balances and transactions of ResortQuest and the Founding Companies from May 27, 1998 through June 30, 1998. The shares outstanding for Aston through May 26, 1998, and the shares outstanding for ResortQuest from May 27, 1998 through June 30, 1998, were used to calculate weighted average shares for all 1998 periods.

     The following table reflects ResortQuest's weighted average common shares outstanding and the impact of its primary common share equivalents.

                                        Three Months Ended                 Six Months Ended
                                     June 30,      June 30,           June 30,      June 30,
                                        1997          1998               1997          1998
                                   ---------     ---------          ---------     ---------
Basic weighted average
  shares outstanding               1,708,333     7,176,007          1,708,333     4,457,274
Effect of dilutive
  securities - Stock options               -       113,728                  -        57,178
                                   ---------     ---------          ---------     ---------
Diluted weighted average
  shares outstanding               1,708,333     7,289,735          1,708,333     4,514,452
                                   =========     =========          =========     =========

     Pro Forma Results

     Pro forma income per share included in the consolidated condensed statement of pro forma operations is based on pro forma net income after considering the pro forma adjustments described in Note 1 above. The pro forma weighted average shares for all periods reflect the issuance of Common Stock in connection with the Combinations, the public offering and issued to ResortQuest shareholders and management as though such shares were outstanding for the entire periods. However, the 1998 calculations also include the dilutive impact of options outstanding from May 27, 1998 through June 30, 1998.

     The following  table  reflects  ResortQuest's  pro forma  weighted  average
common  shares   outstanding  and  the  impact  of  its  dilutive  common  share equivalents.

                                        Three Months Ended                 Six Months Ended
                                     June 30,      June 30,           June 30,      June 30,
                                        1997          1998               1997          1998
                                  ----------    ----------         ----------    ----------
Basic weighted average
  shares outstanding              15,924,286    15,924,286         15,924,286    15,924,286
Effect of dilutive
  securities - Stock options               -       113,728                  -        57,178
                                  ----------    ----------         ----------    ----------
Diluted weighted average
  shares outstanding              15,924,286    16,038,014         15,924,286    15,981,464
                                  ==========    ==========         ==========    ==========


NOTE 9 - Subsequent Events - Acquisitions

     In July 1998, ResortQuest entered into a definitive agreement to acquire Plantation Resort Management, Inc., a vacation rental and property management company in Gulf Shores, Alabama, with 378 units under contract, executed a letter of intent to acquire the holding company of Whistler Exclusive
Properties, a vacation rental and property management company in Whistler, British Columbia, with 46 units under contract, and agreed to acquire 20 property management contracts from Goldpoint Lodging & Realty, Inc. in Breckenridge, Colorado. Aggregate consideration for the acquisitions will consist of Common Stock and cash. The cash portion will be funded primarily with the Credit Facility. ResortQuest expects to account for the Plantation Resort acquisition using the pooling of interests method of accounting and the remaining two acquisitions by the purchase method. The acquisitions, which are subject to customary closing conditions, are expected to be completed by August 31, 1998, and are not included in the accompanying financial results for the periods ended June 30, 1998.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Introduction

     ResortQuest, formerly known as Vacation Properties International, Inc., was formed to create the leading provider of vacation condominium and home rentals and management in premier destination resorts. Effective with the closing of ResortQuest's initial public offing on May 26, 1998, the Company acquired 12 vacation rental and property management companies and one leading vacation rental and property management software company. However, for accounting and reporting purposes, Aston was identified as the accounting acquiror and the remaining Founding Companies along with ResortQuest were accounted for under the purchase method of accounting.

     Accordingly, the ResortQuest historical consolidated financial information for the three- and six-month periods ended June 30, 1997 and 1998 includes the results of Aston prior to the Combinations and the Offering, and includes the combined balances and transactions of ResortQuest and the Founding Companies only since May 27, 1998. Comparability of actual results for the quarter, year to date and prior years may be misleading and are not necessarily indicative of the results of the combined operations.

Results of Operations - Historical

     The following table sets forth the historical consolidated results of operations for the three- and six-month periods ended June 30, 1997 and 1998.


                             Three Months Ended June 30,             Six Months Ended June 30,
                                  1997             1998                 1997             1998
                         -------------    -------------       --------------   --------------
                                                  (amounts in thousands)
Revenues                 $4,497  100.0%   $7,858  100.0%      $10,078  100.0%  $13,936  100.0%
Operating expenses        4,160   92.5%    7,132   90.8%        7,686   76.3%   11,328   81.3%
Operating income         $  337    7.5%   $  726    9.2%      $ 2,392   23.7%  $ 2,608   18.7%

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1998 - Actual

     Revenues. Revenues increased $3.4 million, or 74.7%, from $4.5 million in 1997 to $7.9 million in 1998, primarily due to the Combinations. The 1997 and 1998 results of operations include Aston for the entire periods and the results of operations for the remaining Founding Companies are reflected for the period from May 27, 1998 through June 30, 1998.

     Operating expenses. Operating expenses increased $3.0 million, or 71.4%, from $4.2 million in 1997 to $7.1 million in 1998, which is primarily due to the 1997 results of operations only including Aston and the 1998 results of operations includes Aston and the remaining Founding Companies from May 27, 1998 through June 30, 1998. As a percentage of revenues, operating expenses decreased from 92.5% in 1997 to 90.8% in 1998. Expenses during the second quarter are generally higher as a percentage of revenues due to the transition from our peak winter season to the summer season. In addition, the 1998 operating expenses include costs associated with being a public company and corporate overhead, which did not exist prior to the Offering.

Six Months  Ended June 30,  1997  Compared  to Six Months  Ended June 30, 1998 -
Actual

     Revenues. Revenues increased $3.9 million, or 38.3%, from $10.1 million in 1997 to $13.9 million in 1998, primarily due to the Combinations. The 1997 and 1998 results of operations include Aston for the entire periods and the results of operations for the remaining Founding Companies are reflected for the period from the May 27, 1998 through June 30, 1998.

     Operating expenses. Operating expenses increased $3.6 million, or 47.4%, from $7.7 million in 1997 to $11.3 million in 1998, which is primarily due to the 1997 results of operations only including Aston and the 1998 results of operations includes Aston and the remaining Founding Companies from May 27, 1998 through June 30, 1998. As a percentage of revenues, operating expenses increased from 76.3% in 1997 to 81.3% in 1998, primarily resulting from the 1998 operating expenses including costs associated with being a public company and corporate overhead, which did not exist prior to the Offering.

     ResortQuest's effective tax rate for the periods ended June 30, 1998, are impacted by: (i) Aston earnings prior to May 26, 1998 which will not be included in ResortQuest's consolidated income tax returns; (ii) amortization of goodwill which is not deductible for income tax purposes; and (iii) recording a one-time deferred income tax catch-up entry for Aston who was previously taxed under S Corporation status. The effective tax rate for the periods ended June 30, 1997, are not applicable since Aston qualified and filed with an S corporation status.

     Other

     The  following   table  sets  forth  other   historical   items   affecting
consolidated net income for the three- and six-month periods ended June 30, 1997 and 1998.

                             Three Months Ended June 30,                Six Months Ended June 30,
                                  1997             1998                    1997             1998
                                 -----           ------                   -----           ------
                                                     (amounts in thousands)
Interest and other income
  (expense)                      $(165)          $  155                   $(333)          $  (30)
Income (loss) from
  discontinued operations         (876)            (210)                   (229)           1,347
Effective tax rate                   -%            34.5%                      -%            11.8%

     Aston's operations were primarily financed through working capital and long-term financing resulting in higher levels of interest expense prior to the Combinations. Concurrent with the Combinations, ResortQuest did not assume any of Aston's previous debt. However, ResortQuest did assume approximately $5.4 million of debt from the other Founding Companies, which was subsequently paid off by the Company after the Offering. The assumption of debt by Aston's primary stockholder and the proceeds from the Offering on May 26, 1998, resulted in lower levels of interest expense and higher levels of interest income during the periods ended June 30, 1998.

     ResortQuest has decided that they will no longer continue or enter into leasing arrangements for lodging facilities. Accordingly, for all periods presented, the results of operations for the leased operations are reflected as discontinued operations. Concurrent with the Combinations, Aston assigned such leases to AST Holdings, Inc., a corporation owned by Aston's principal stockholder. On May 27, 1998, ResortQuest entered into a contract with AST Holdings to manage these facilities for a fee.

     ResortQuest's effective tax rate for the periods ended June 30, 1998, are impacted by: (i) Aston earnings prior to May 26, 1998 which will not be included in ResortQuest's conssolidated income tax returns; (ii) amortization of goodwill which is not deductible for income tax purposes; and (iii) recording a one-time deferred income tax catch-up entry for Aston who was previously taxed under S Corporation status. The effective tax rate for the periods ended June 30, 1997, are not applicable since Aston qualified and filed with an S corporation status.

Results of Operations - Pro Forma

     To provide better comparability, the combined pro forma results of operations for the three- and six-month periods ended June 30, 1997 and 1998 include the results of ResortQuest and the Founding Companies as if the Combinations had occurred at the beginning of each respective periods. The combined pro forma results of operations include the effects of: (i) the Combinations; (ii) the proceeds from the issuance of 6,670,000 shares of ResortQuest Common Stock, which was used to pay the cash portion of the purchase price for the Founding Companies, to repay debt assumed in the Combinations, and to pay offering expenses; (iii) certain adjustments to salaries, bonuses, and benefits to former owners and key management of the Founding Companies effective with the Offering (iv) reversal of compensation expense in the three months ended March 31, 1998, relating to the non-recurring, non-cash compensation charge of $5.6 million related to Common Stock issued to management; (v) provision for income taxes as if pro forma income was subject to federal, state or provincial income taxes during the periods and that goodwill was not deductible for income tax purposes; (vi) amortization of goodwill resulting from the Combinations and (vii) excludes income (loss) from discontinued operations.

     Goodwill Allocation

     The following table summarizes goodwill amortization by entities in which it relates, and is reflected in the combined pro forma results of operations discussed below.

                              Three Months Ended June 30,               Six Months Ended June 30,
                                   1997             1998                   1997             1998
                                  ----             ----                 ------           ------
                                                       (amounts in thousands)
Hawaiian islands                  $ 20             $ 20                 $   40           $   40
Mountain                           124              124                    248              248
Beach                              249              249                    498              498
Other                              252              252                    504              504
                                  ----             ----                 ------           ------
  Total                           $645             $645                 $1,290           $1,290
                                  ====             ====                 ======           ======

     Hawaiian Islands

     The Hawaiian island resorts' combined pro forma results of operation for the second quarter reflect the end of the peak winter vacation season, which can impact margins on a quarterly basis. The following table sets forth the Hawaiian island resorts combined pro forma results of operations for the three- and six-month periods ended June 30, 1997 and 1998.

                             Three Months Ended June 30,               Six Months Ended June 30,
                                  1997             1998                  1997              1998
                         -------------    -------------        --------------    --------------
                                                  (amounts in thousands)
Revenues                 $5,024  100.0%   $4,847  100.0%       $11,363  100.0%   $12,122  100.0%
Operating expenses        4,335   86.3%    4,161   85.8%         8,032   70.7%     8,254   68.1%
Operating income         $  689   13.7%   $  686   14.2%       $ 3,331   29.3%   $ 3,868   31.9%


Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1998 - Hawaii

     Revenues. Revenues decreased $177,000, or 3.5%, from $5.0 million in 1997 to $4.8 million in 1998, primarily due to a lower number of units under management contract in 1998, offset by a slight increase in revenue per available unit.

     Operating expenses. Operating expenses decreased $174,000, or 4.0%, from $4.3 million in 1997 to $4.2 million in 1998. However, as a percentage of revenues, operating expenses remained constant at 86.3% in 1997 and 85.8% in 1998. This was achieved primarily through the lower number of units and cost controls.

Six Months  Ended June 30,  1997  Compared  to Six Months  Ended June 30, 1998 -
Hawaii

     Revenues. Revenues increased $759,000, or 6.7%, from $11.4 million in 1997 to $12.1 million in 1998, primarily due to higher average daily rates.

     Operating expenses. Operating expenses were relatively flat. However, as a percentage of revenues, operating expenses decreased from 70.7% in 1997 to 68.1% in 1998. This was achieved primarily through higher revenues and cost controls.

     Mountain

     The mountain resorts' combined pro forma results of operation for the second quarter reflect the end of the peak winter ski season, which can impact margins on a quarterly basis. The following table sets forth the mountain resorts combined pro forma results of operations for the three- and six-month periods ended June 30, 1997 and 1998, which includes: Aspen, Breckenridge and Telluride, Colorado; Park City, Utah; and Whistler, British Columbia.

                             Three Months Ended June 30,               Six Months Ended June 30,
                                  1997             1998                  1997              1998
                         -------------    -------------        --------------    --------------
                                                  (amounts in thousands
Revenues                 $1,911  100.0%   $1,710  100.0%       $10,025  100.0%   $ 9,748  100.0%
Operating expenses        2,617  136.9%    2,678  156.6%         6,638   66.2%     6,628   68.0%
Operating income (loss)  $ (706) (36.9)%  $ (968) (56.6)%      $ 3,387   33.8%   $ 3,120   32.0%

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1998 - Mountain

     Revenues. Revenues decreased $201,000, or 10.5%, from $1.9 million in 1997 to $1.7 million in 1998, primarily due to a $248,000 reduction in real estate sales commission revenue. The number of real estate sales closed during 1998 were higher, however, the average sales price of the 1998 homes sales was considerably lower. Otherwise, revenues from property management and rentals were relatively flat.

     Operating expenses. Operating expenses were relatively flat with prior year.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1998 - Mountain

     Revenues. Revenues decreased $277,000, or 2.8%, from $10.0 million in 1997 to $9.7 million in 1998, primarily due to a $323,000 reduction in real estate sales commission revenue. The average sales price of the 1998 home sales was considerably lower. Otherwise, revenues from property management and rentals were relatively flat.

     Operating expenses. Operating expenses were relatively flat with prior year.

     Beach

     The beach resorts' combined pro forma results of operations for the second quarter reflect the beginnings of the peak summer vacation season, except for the southern Florida resorts which peak in first quarter, which can impact margins on a quarterly basis. The following table sets forth the beach resorts (excluding Hawaii) combined pro forma results of operations for the three- and six-month periods ended June 30, 1997 and 1998, which includes: Bethany Beach, Delaware; Nantucket, Massachusetts; Outer Banks, North Carolina; Sanibel and Captiva Islands, Florida; and St. Simons Island, Georgia.

                             Three Months Ended June 30,              Six Months Ended June 30,
                                  1997             1998                 1997              1998
                         -------------    -------------        -------------    --------------
                                                  (amounts in thousands)
Revenues                 $4,451  100.0%   $5,660  100.0%       $8,240  100.0%   $10,361  100.0%
Operating expenses        3,268   73.4%    3,841   67.9%        5,764   70.0%     7,100   68.5%
Operating income         $1,183   26.6%   $1,819   32.1%       $2,476   30.0%   $ 3,261   31.5%

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1998 - Beach

     Revenues. Revenues increased $1.2 million, or 27.2%, from $4.5 million in 1997 to $5.7 million in 1998, due to a 22.4% increase in revenue per available unit, a higher number of units under management, and a $493,000 increase in real estate sales commission revenue. Both the average sales price and the number of real estate sales closed in 1998 were higher.

     Operating expenses. Operating expenses increased $573,000, or 17.5%, from $3.3 million in 1997 to $3.8 million in 1998. This increase was primarily attributable to increased salaries and wages to service increased demand and units. As a percentage of revenues, operating expenses decreased from 73.4% in 1997 to 67.9% in 1998, resulting from higher revenues.

Six Months  Ended June 30,  1997  Compared  to Six Months  Ended June 30, 1998 -
Beach

     Revenues. Revenues increased $2.1 million, or 25.7%, from $8.2 million in 1997 to $10.4 million in 1998, due to average increases of over 4.0% in both occupancy and rates, a higher number of units under management, and a $1.2 million increase in real estate sales commission revenue. Both the average sales price and the number of real estate sales closed in 1998 were higher.

     Operating expenses. Operating expenses increased $1.3 million, or 23.2%, from $5.8 million in 1997 to $7.1 million in 1998. As a percentage of revenues, operating expenses decreased from 70.0% in 1997 to 68.5% in 1998. This decrease was primarily attributable to higher real estate sales commission revenues, off set by increased salaries and wages to service the anticipated increased summer demand.

     Other Operations

     The following table sets forth the other combined pro forma results of operations for the three- and six-month periods ended June 30, 1997 and 1998, which includes: First Resort and corporate.

                             Three Months Ended June 30,             Six Months Ended June 30,
                                  1997             1998                 1997             1998
                           -----------    -------------        -------------    -------------
                                                  (amounts in thousands)
Revenues                   $764  100.0%   $  801  100.0%       $1,342  100.0%   $1,628  100.0%
Operating expenses          775  101.4%    1,241  154.9%        1,499  111.7%    2,048  125.8%
Operating income           $(11)  (1.4)%  $ (440) (54.9)%      $ (157) (11.7)%  $ (420) (25.8)%

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1998 - Other

     Revenues. Revenues increased $37,000, or 4.8%, from $764,000 in 1997 to $801,000 in 1998, primarily due to the increased software service fees.

     Operating expenses. Operating expenses increased by $466,000, or 60.1%, from $775,000 in 1997 to $1.2 million in 1998. This increase primarily results from expenses associated with being a public company and corporate overhead, which did not exist prior to the Offering.

Six Months  Ended June 30,  1997  Compared  to Six Months  Ended June 30, 1998 -
Other

     Revenues. Revenues increased $286,000, or 21.3%, from $1.3 million in 1997 to $1.6 million in 1998, due to both the increased sales of software and software service fees.

     Operating expenses. Operating expenses increased by $549,000, or 36.6%, from $1.5 million in 1997 to $2.0 million in 1998. This increase primarily results from expenses associated with being a public company and corporate overhead, which did not exist prior to the Offering.

Liquidity and Capital Resources

     ResortQuest is a holding company that conducts all of its operations through the Founding Companies. The Company's growth strategy is to grow through continued acquisitions of resort condominium and home management companies in new or existing resort markets. Accordingly, the primary internal source of ResortQuest's liquidity is through cash flows from operations, a $30 million credit facility and ResortQuest Common Stock. At June 30,1998, ResortQuest had approximately $6.0 million of cash and cash equivalents, and $6.1 million of cash held in trust. Cash held in trust is forwarded to the condominium and homeowner and released as corporate funds at varying times in accordance with applicable state or provincial regulations.

     Cash Flows

     During the six months ended June 30, 1998, ResortQuest generated cash flows from operating activities of $4.2 million. Cash flows used in investing activities by the Company was $21.1 million during the six months ended June 30, 1998, which included $21.3 million payments to acquire the Founding Companies. ResortQuest generated cash flows from financing activities of $21.4 million during the six months ended June 30, 1998, including the net proceeds of $60.9 million from the initial public offering, offset by distributions to stockholders of $33.2 million and the repayment of $5.9 million in debt.

     Note Receivable

     In connection with the Combinations, Aston formalized their receivable resulting from cash advances to its primary stockholder with a $4.0 million promissory note (the "Note"). The Note bears interest at one-half of one percent below prime rate of interest, but not less than six percent and not more than 10 percent. Payments under the Note are interest only, due and payable every January and July 1st. The Note is due on demand with 180 days notice for any time through May 26, 1999. If payment is not requested within the notice periods, the Note becomes due and payable on May 25, 2008.

     Offering and Combinations

     On May 26, 1998, ResortQuest issued an aggregate of 9,254,286 shares of Common Stock in connection with the Combinations (1,708,333 shares to Aston stockholders and 7,545,953 shares to the remaining stockholders involved with the Combinations) and 6,670,000 shares of Common Stock in connection with the Offering. Shares issued in the Offering were sold at a price to the public of $11.00 per share. The net proceeds to ResortQuest from the Offering (after deducting underwriting discounts, commissions and offering expenses) were approximately $60.0 million. Pursuant to the Combinations, ResortQuest consummated the acquisitions of the Founding Companies for an aggregate of approximately $54.9 million in cash, 6,119,656 shares of Common Stock and the assumption of $5.7 million in debt. As of June 30, 1998, the net proceeds have been used as follows: (i) $54.9 million to pay the cash portion of the consideration for the Combinations, and (ii) $5.2 million to pay off assumed indebtedness. As of June 30, 1998, ResortQuest had 15,924,286 shares of Common Stock issued and outstanding.

     Shelf Registration

     On June 25, 1998, ResortQuest registered 3.0 million shares of Common Stock with the Securities Exchange Commission pursuant to a shelf registration statement. The shares are available and could be used for future acquisitions.

     Credit Facilities and Loan Guarantees

     On May 26, 1998, ResortQuest entered into a credit agreement (the "Credit Agreement") with NationsBank, N. A. and First Tennessee Bank National Association, with respect to a $30 million revolving line of credit. The Credit Facility may be used for letters of credit not to exceed $2.5 million, acquisitions, capital expenditures, and for general corporate purposes. The Credit Agreement requires the Company to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets and dividends. The Credit Facility has a three-year term and is secured by substantially all of the assets of ResortQuest and its subsidiaries, including the common stock of the Founding Companies and any future material subsidiaries, as defined. At June 30, 1998, there were no borrowings under the Credit Facility and ResortQuest was in compliance with applicable loan covenants.

     In connection with the Combinations, ResortQuest agreed to assume $5.7 million of existing debt of the Founding Companies. As of June 30, 1998, all of this debt was paid off. In addition, the Founding Companies collectively had $1.8 million available to borrow under nine separate lines of credit, which included personal guarantees of the Founding Companies owners. ResortQuest is in the process of terminating these lines of credit and removing the personal guarantees of the Founding Companies previous owners. As of June 30, 1998, there were no borrowings outstanding under any of the remaining lines of credit.

     Prior to the Combinations, Aston had guaranteed or co-signed debts of its former principal stockholder in the aggregate amount of approximately $16.4 million, as of March 31, 1998, which primarily relates to mortgage loans on two hotels managed by Aston. These debts are fully collateralized with real estate, cash or cash equivalents, including shares of Common Stock, pledged either to the lenders of such debt or Aston to secure such debt. The former principal stockholder also has agreed to cause Aston's, and henceforth ResortQuest's, guarantees of such debt to be released as soon as practicable. As of July 24, 1998, only $860,000 of these loans remains outstanding.

     Management Contract Guarantees

     Certain of Aston's management agreements contain provisions for guaranteed levels of returns to owners. These agreements also contain force majeure clauses to protect the Company from forces or occurrences beyond the control of management.

     Capital Spending

     It is anticipated that cash flows from operations will provide sufficient flows to satisfy working capital needs, debt service requirements and normal capital expenditure needs. ResortQuest made capital expenditures of approximately $243,000 during the six months ended June 30, 1998. Total pro forma 1998 capital expenditures for ResortQuest and the Founding Companies are anticipated to range from $1.5 million to $2.0 million, of which approximately $200,000 will be for software development, with the balance for furniture, fixtures and equipment.

     Acquisitions

     ResortQuest intends to pursue attractive acquisition opportunities. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into ResortQuest without substantial costs, delays or other operational or financial problems. Increased competition for acquisition candidates may develop, in which event there may be fewer acquisition opportunities available to the Company, as well as higher acquisition prices. Further, acquisitions involve a number of special risks, including the failure of acquired companies to achieve anticipated results, diversion of management's attention, failure to retain key personnel, risks associated with unanticipated events or liabilities and amortization of acquired intangible assets. Some or all of which could have a material adverse effect on ResortQuest's business, financial condition and results of operations.

     The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. ResortQuest expects to fund future acquisitions primarily through a combination of cash flow from operations, borrowings under the Credit Facility and issuance of Common Stock.

Seasonality and Quarterly Fluctuations

     The ResortQuest business is highly seasonal. The pro forma results of operations have been subject to quarterly fluctuations caused primarily by the seasonal variations in the vacation rental and property management industry, with peak seasons dependent on whether the resort is primarily a summer or winter destination. ResortQuest's quarterly results of operations may also be subject to fluctuations as a result of the timing and cost of acquisitions, the timing of real estate sales, changes in relationships with travel providers, extreme weather conditions or other factors affecting leisure travel and the vacation rental and property management industry.

Risks Associated With Forward Looking Statements

     This filing contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including but not limited to the risks associated with; successful integration of the Founding Companies and additional required companies factors affecting internal growth and management of growth, ResortQuest's acquisition strategy and availability of financing, the tour and travel industry, seasonality, quarterly fluctuations and general economic conditions, dependence on technology and travel providers, and other factors discussed in the Registration Statement. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by ResortQuest or any other person that the objectives and plans of the Company will be achieved.

Performance Statistics

                         Three Months Ended                        Six Months Ended
                       June 30,     June 30,    Inc./          June 30,     June 30,    Inc./
                          1997         1998     Dec.              1997         1998     Dec.
                       -------      -------     -----         -------      -------     -----
Hawaii
  Occupancy               67.9%        68.2%      0.3pts         73.7%        73.4%     (0.3)pts
  ADR                   $98.05       $99.12       1.1%        $106.21      $106.67       0.4%
  RevPAU                $66.54       $67.63       1.6%         $78.28       $78.29         -
  Total Units            5,242        5,145      (1.9)%         5,242        5,145      (1.9)%

Mountain
  Occupancy               19.2%        20.0%      0.8pts         41.8%        42.2%      0.4pts
  ADR                  $101.91      $108.45       6.4%        $191.47      $183.44      (4.2)%
  RevPAU                $19.60       $21.72      10.8%         $80.10       $77.40      (3.4)%
  Total Units            1,463        1,551       6.0%          1,463        1,551       6.0%

Beach
  Occupancy               39.2%        44.9%      5.7pts         41.3%        45.8%      4.5pts
  ADR                  $164.35      $175.94       7.1%        $150.98      $159.61       5.7%
  RevPAU                $64.48       $78.91      22.4%         $62.41       $73.18      17.3%
  Total Units            2,113        2,291       8.4%          2,113        2,291       8.4%

Total
  Occupancy               54.3%        55.5%      1.2pts         62.3%        62.8%      0.5pts
  ADR                  $107.25      $111.09       3.6%        $121.36      $122.93       1.3%
  RevPAU                $58.28       $61.69       5.9%         $75.64       $77.20       2.1%
  Total Units            8,818        8,987       1.9%          8,818        8,987       1.9%


     Houston & O'Leary and The Maury People with approximately 130 and 1,385 units, respectively have been excluded from these statistics. Also excluded from these statistics are owner use nights and renovation nights which were approximately 12.0% of gross available nights in the six months ended June 30, 1998 and 10.3% of gross available nights in the six months ended June 30, 1997. For the three months ended June 30 for 1998 and 1997, owner use nights and renovation nights were 11.8% and 10.0%, respectively.

                           PART II - OTHER INFORMATION

                Item 2. Changes in Securities and Use of Proceeds


Initial Public Offering

     In connection with the Offering, the ResortQuest's Registration Statement on Form S-1 (File No. 333-47867) was declared effective by the Securities and Exchange Commission on May 18, 1998. The managing underwriters of the Offering were Salomon Smith Barney, NationsBanc Montgomery Securities LLC and Furman Selz. The Offering commenced on May 20, 1998, all securities registered and sold in the Offering consisted of 5,800,000 shares, plus an underwriter overallotment of 870,000 shares totaling 6,670,000 shares (the "Offered Shares") of Common Stock, $.01 par value per share, all of which were sold for the account of the Company.

     The Offered Shares were sold at a price to the public of $11.00 per share, for aggregate gross proceeds of $73.4 million. The total expenses incurred in connection with the Offering, including underwriting discounts and commissions, are estimated to be approximately $13.4 million. Such expenses did not include any direct or indirect payments to directors, officers, 10% stockholders or affiliates of the company. As of June 30, 1998, the net proceeds have been used as follows: (i) $54.9 million to pay the cash portion of the consideration for the Combinations, and (ii) $5.1 million to pay off assumed indebtedness. Cash consideration paid in connection with the Combinations include payments made directly or indirectly to individuals that are either directors, officers or 10% stockholders of the Company.

     Also in connection with the consummation of the Combinations, the Company issued an aggregate of 6,119,656 shares of Common Stock as the stock portion of the consideration. Such shares were not registered under the Securities Act of 1933, as amended, and were issued in reliance on the exemption provided by
Section 4(2) of such act.

Shelf Registration

     On June 25, 1998, the Securities and Exchange Commission declared effective
3.0 million shares of Common Stock registered by ResortQuest through a shelf registration statement. These shares are available and could be used for future acquisitions.

Credit Facility

     The ResortQuest Credit Facility requires the Company to maintain certain specific financial covenants. Although the payment of dividends is not prohibited by the credit agreement, the covenants are structured such that ResortQuest's ability to pay dividends is limited.

                    Item 6. Exhibits and Reports on Form 8-K


(a)     Exhibits

   EX-10.1    Form of Officer and Director Indemnification Agreement (1)

   Ex-27      Financial Date Schedule (1)

(b)     Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended June 30, 1998.

----------
Footnotes

(1)  Filed herewith

                                    Signature


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.

                                            RESORTQUEST INTERNATIONAL, INC.

August 14, 1998                             By: /s/ JEFFERY M. JARVIS
                                               ----------------------------
                                               Jeffery M. Jarvis
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer,
                                                Chief Accounting Officer
                                                and Duly Authorized Officer)

                                  EXHIBIT INDEX


                                                                              Sequential
Exhibit No.                              Description                            Page No.
-----------             ----------------------------------------------        ----------
  EX-10.1               Form of Officer and Director Indemnification
                          Agreement (1)                                           29

  EX-27                 Financial Data Schedule (1)                               41

---------
Footnotes

(1)  Filed herewith