Form 10-Q
period 1998-09-30
RESORTQUEST INTERNATIONAL INC
filed 1998-11-16
CIK 1057507

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1998.

                                       OR

( )  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  AND
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO       .

Commission File Number 01-14115

                         RESORTQUEST INTERNATIONAL, INC.
                    (Exact name of registrant in its charter)

           Delaware                                 I.R.S. No. 62-1750352
    (State of Incorporation)                (I.R.S. Employer Identification No.)

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

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of September 30, 1998.

Common Stock ..........................  16,873,265 shares


                                  Page 1 of 41
                              Exhibit Index Page 31

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                          Item 1. Financial Statements
                          -----------------------------

     On May 26, 1998, ResortQuest International, Inc. ("ResortQuest" or the "Company"), formerly known as Vacation Properties International, Inc., consummated its initial public offering (the "IPO") and the combination (the "Combinations") of 12 vacation rental and property management companies and one leading vacation rental and property management software company. The following unaudited consolidated condensed financial statements give effect to the acquisitions by ResortQuest, of the outstanding capital stock of Hotel Corporation of the Pacific, Inc. ("Aston Hotels & Resorts"), Brindley & Brindley Realty, Inc. and B&B On The Beach, Inc. (collectively "Brindley and Brindley"), Coastal Resorts Management, Inc. and Coastal Resorts Realty, L.L.C. (collectively "Coastal Resorts"), Collection of Fine Properties, Inc. ("CFP"), First Resort Software, Inc. ("FRS"), Houston and O'Leary Company ("H&O"), Maui Condo & Home Realty, Inc. ("Maui"), The Maury People, Inc. ("Maury"), Howey Acquisition, Inc. and Priscilla Murphy Realty, Inc. (collectively "PMR"), Resort Property Management, Inc. ("RPM"), Telluride Resort Accommodations, Inc. ("TRA"), Trupp-Hodnett Enterprises, Inc. and THE Management Company (collectively "THE"), and Whistler Chalets Limited ("Whistler"), (collectively the "Founding Companies").

     Aston Hotels & Resorts, one of the Founding Companies, was designated as the accounting acquiror (for financial statement presentation purposes) in the Combinations in accordance with Securities and Exchange Commission (the "SEC") Staff Accounting Bulletin No. 97 ("SAB 97"), which states that the combining Company which receives the largest portion of voting rights in the combined corporation is presumed to be the acquiror for accounting purposes unless other evidence clearly indicates that another company is the acquiror. Management has analyzed the factors as set forth in SAB 97 that may indicate Aston Hotels & Resorts should not be deemed to be accounting acquiror, including (1) the existing conversion rights of the Restricted Common Stock, (2) Aston Hotels & Resorts' level of representation on the Board and in the holding company management team and (3) voting percentage of the shares held by Aston Hotels & Resorts and the existing shareholder group. Management has concluded that none of these factors, either individually, or in the aggregate, is sufficient to rebut the presumption that the shareholders of Aston Hotels & Resorts should be deemed the accounting acquiror. The unaudited consolidated condensed statements of pro forma income give effect to the Combinations and the IPO as if such transactions had occurred on January 1, 1997.

     The accompanying unaudited consolidated condensed financial statements of ResortQuest have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Operating results for interim periods are not necessarily indicative of the results for full years. The financial statements included herein should be read in conjunction with the ResortQuest unaudited pro forma combined financial statements and the individual financial statements of ResortQuest, Abbott Resorts, Brindley & Brindley, Coastal Resorts, CFP, FRS, H & O, Maury, PMR, RPM, TRA, THE and ResortQuest (Pre-IPO Company), and related notes thereto, and management's discussion and analysis of financial condition and results of operations related thereto, all of which are included in the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 333-10623), as amended, filed with the SEC.

                          RESORTQUEST INTERNATIONAL,INC
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                                               December 31,    Sept 30,
(in thousands, except share amounts)                               1997          1998
                                                               -----------    ---------
ASSETS
Current assets
  Cash and cash equivalents                                      $   1,632    $  10,769
  Cash held in escrow                                                   --        6,011
  Trade and other receivables, net of allowance                      1,195        3,145
  Note receivable from stockholder (Note 2)                             --        4,264
  Deferred income taxes (Note 7)                                        --          658
  Other current assets                                                 129        2,582
                                                                 ---------    ---------
    Total current assets                                             2,956       27,429
Property and equipment, net                                          1,776       14,269
Goodwill (Notes 1 and 3)                                                --      126,157
Deferred income taxes (Note 7)                                          --        1,692
Other assets                                                         9,830        1,979
                                                                 ---------    ---------
                                                                 $  14,562    $ 171,526
                                                                 =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt                           $     597    $   1,534
  Customer deposits, deferred revenues and payable to
    property owners                                                     --       12,239
  Accounts payable and accrued liabilities                           6,538       11,095
  Other current liabilities                                            409          978
                                                                 ---------    ---------
      Total current liabilities                                      7,544       25,846
Long-term debt, net of current maturities (Note 3)                   2,804       37,150
Other long-term obligations                                          3,206          714
Net liabilities of discontinued operations                           1,403           --
                                                                 ---------    ---------
                                                                    14,957       63,710
                                                                 ---------    ---------
Commitments and contingencies (Note 5)
Stockholders' equity (Notes 1 and 4)
  Common stock, $0.01 par value, 50,000,000 shares authorized,
    1,708,333 and 16,873,265 shares outstanding, respectively           17          169
  Additional paid-in capital                                            88      135,634
  Excess distributions                                                  --      (29,500)
  Retained earnings (accumulated deficit)                             (500)       1,513
                                                                 ---------    ---------
    Total stockholders' equity                                        (395)     107,816
                                                                 ---------    ---------
    Total liabilities and stockholders' equity                   $  14,562    $ 171,526
                                                                 =========    =========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         RESORTQUEST INTERNATIONAL, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                           Three Months Ended        Nine Months Ended
                                          Sept 30,     Sept 30,    Sept 30,     Sept 30,
(in thousands, except share amounts)        1997         1998        1997         1998
                                          -------      -------     -------      -------
Revenues
  Property management fees                $  2,234    $  9,610    $  6,710    $ 15,631
  Service fees                               2,186       3,701       6,295       9,065
  Other                                        750       3,638       2,243       6,189
                                          --------    --------    --------    --------
    Total revenues                           5,170      16,949      15,248      30,885
                                          --------    --------    --------    --------
Operating expenses
  Direct operating expenses                  2,613       8,499       7,860      15,666
  General and administrative
    expenses                                   623       4,309       2,886       7,902
  Depreciation and amortization                 88       1,016         264       1,584
                                          --------    --------    --------    --------
      Total operating expenses               3,324      13,824      11,010      25,152
                                          --------    --------    --------    --------
Operating income                             1,846       3,125       4,238       5,733
Interest and other income (expense)           (202)        166        (535)        136
                                          --------    --------    --------    --------
Income before income taxes                   1,644       3,291       3,703       5,869
Provision for income taxes (Note 7)             --      (1,576)         --      (1,880)
                                          --------    --------    --------    --------
Income from continuing operations            1,644       1,715       3,703       3,989
Income (loss) from discontinued
  operations (Note 6)                         (471)         --        (700)      1,347
                                          --------    --------    --------    --------
Net income                                $  1,173    $  1,715    $  3,003    $  5,336
                                          ========    ========    ========    ========

Earnings per share (Note 8)
  Basic
    Continuing operations                 $   0.96    $   0.11    $   2.17    $   0.48
    Discontinued operations                  (0.27)         --       (0.41)       0.16
                                          --------    --------    --------    --------
    Net income                            $   0.69    $   0.11    $   1.76    $   0.64
                                          ========    ========    ========    ========
  Diluted
    Continuing operations                 $   0.96    $   0.11    $   2.17    $   0.46
    Discontinued operations                  (0.27)         --       (0.41)       0.16
                                          --------    --------    --------    --------
    Net income                            $   0.69    $   0.11    $   1.76    $   0.62
                                          ========    ========    ========    ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                         RESORTQUEST INTERNATIONAL, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF PRO FORMA INCOME
                              (UNAUDITED) (Note 1)

                                                Three Months Ended       Nine Months Ended
                                               Sept 30,     Sept 30,   Sept 30,    Sept 30,
(in thousands, except share amounts)             1997         1998       1997        1998
                                               --------    ---------   --------    --------
Revenues
  Property management fees                     $  8,064    $  9,610    $ 26,209    $ 28,090
  Service fees                                    3,175       3,701       9,292      11,319
  Other                                           2,689       3,638       9,397      11,399
                                               --------    --------    --------    --------
    Total revenues                               13,928      16,949      44,898      50,808
                                               --------    --------    --------    --------
Operating expenses
  Direct operating expenses                       7,526       8,499      21,890      23,963
  General and administrative
    expenses                                      2,432       4,309       7,956      10,815
  Depreciation and amortization                   1,009       1,016       3,057       3,076
                                               --------    --------    --------    --------
      Total operating expenses                   10,967      13,824      32,903      37,854
                                               --------    --------    --------    --------
Operating income                                  2,961       3,125      11,995      12,954
Interest and other income (expense)                  44         166         (70)        461
                                               --------    --------    --------    --------
Income before income taxes                        3,005       3,291      11,925      13,415
Provision for income taxes                       (1,462)     (1,576)     (5,550)     (6,142)
                                               --------    --------    --------    --------
Net income                                     $  1,543    $  1,715    $  6,375    $  7,273
                                               ========    ========    ========    ========
Earnings per share - basic and diluted         $   0.10    $   0.11    $   0.40    $   0.45
                                               ========    ========    ========    ========

The accompanying notes are an integral part of these consolidated condensed pro forma financial statements.

                         RESORTQUEST INTERNATIONAL, INC.
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                           Retained
                                                                              Additional                   Earnings
                                                         Common Stock          Paid-in       Excess      (Accumulated
(in thousands, except share amounts)                Shares        Amount       Capital    Distributions     Deficit)        Total
                                                 ----------    ----------    ----------   -------------   ----------     ----------
Balance, December 31, 1997                        1,708,333    $       17    $       88    $       --     $     (500)    $     (395)
  Net income                                             --            --            --            --          5,336          5,336
  Initial public offering (Note 4)                6,670,000            67        59,954            --             --         60,021
  Distributions to Aston stockholders                    --            --            --       (29,500)        (3,198)       (32,698)
  Stock issued in connection with
    Combinations (Note 4)                         7,545,953            75        68,620            --             --         68,695
    Post-IPO acquisitions (Note 4)                  948,979            10         6,972            --           (125)         6,857
                                                 ----------    ----------    ----------    ----------     ----------     ----------
Balance, September 30, 1998                      16,873,265    $      169    $  135,634    $  (29,500)    $    1,513     $  107,816
                                                 ==========    ==========    ==========    ==========     ==========     ==========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                         RESORTQUEST INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Nine Months Ended
                                                                              Sept 30,             Sept 30,
(in thousands)                                                                  1997                 1998
                                                                              --------             --------
Cash flows from operating activities
  Net income                                                                  $  3,003             $  5,336
  Loss (income) from discontinued operations                                       700               (1,347)
                                                                              --------             --------
    Income from continuing operations                                            3,703                3,989
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities
      Depreciation and amortization                                                264                1,584
      Changes in operating assets and liabilities
        Cash held in escrow                                                         --                1,629
        Trade and other receivable, net of allowance                               126                2,220
        Deferred income taxes                                                       --                 (164)
        Customer deposits, deferred revenues and payable to owners                  (9)              (1,644)
        Accounts payable and accrued liabilities                                   603               (3,867)
        Other                                                                     (125)                 320
                                                                              --------             --------
          Cash provided by continuing operations                                 4,562                4,067
  Cash flows provided by (used in) discontinued operations                         939                  (56)
                                                                              --------             --------
            Net cash provided by operating activities                            5,501                4,011
                                                                              --------             --------
Cash flows from investing activities
  Cash portion of acquisitions                                                      --              (42,482)
  Purchase of property and equipment                                              (590)              (1,144)
  Proceeds from sale of property and equipment                                      50                   --
                                                                              --------             --------
            Net cash used in investing activities                                 (540)             (43,626)
                                                                              --------             --------
Cash flows from financing activities
  Net proceeds from public stock issuance                                           --               60,889
  Distributions to stockholders                                                 (3,003)             (33,198)
  Net credit facility borrowings                                                    --               28,403
  Payment of other long-term obligations                                        (1,477)              (5,934)
  (Decrease) increase in advances to stockholders                               (1,004)               1,703
  Net increase (decrease) in capital lease obligations                             320               (2,625)
  Increase in advances to affiliates                                            (1,801)                (486)
                                                                              --------             --------
            Net cash (used in) provided by financing activities                 (6,965)              48,752
                                                                              --------             --------
Net (decrease) increase in cash and cash equivalents                            (2,004)               9,137
Cash and cash equivalents, beginning of period                                   2,118                1,632
                                                                              --------             --------
Cash and cash equivalents, end of period                                      $    114             $ 10,769
                                                                              ========             ========
Supplemental disclosure of non-cash investing activities
  Common stock portion of Combinations                                        $     --             $ 68,695
                                                                              ========             ========
  Common stock portion of post-IPO acquisitions                               $     --             $  6,982
                                                                              ========             ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         RESORTQUEST INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 1 - Basis of Presentation
------------------------------
     Formation
     ---------

     ResortQuest International, Inc. (the "Company" or "ResortQuest"), formerly known as Vacation Properties International, Inc., was formed to create the leading provider of vacation condominium and home rentals and management in premier destination resorts. Effective with the closing of ResortQuest's IPO on May 26, 1998 (the "IPO"), the Company acquired 12 vacation rental and property management companies and one leading vacation rental and property management software company. However, for accounting and reporting purposes, Aston Hotels & Resorts was identified as the accounting acquiror and the remaining Founding Companies along with ResortQuest were accounted for under the purchase method of accounting.

     Accordingly, the historical unaudited consolidated condensed financial statements for the three- and nine-month periods ended September 30, 1997 and 1998 includes the financial results of Aston Hotels & Resorts prior to the Combinations and the IPO and the combined balances and transactions of ResortQuest and the Founding Companies only since May 26, 1998. Comparability of actual results for the quarter, year to date and prior periods may be misleading and is not indicative of the results of the combined operations.

     Pro Forma Financial Information
     -------------------------------

     To provide better comparability, the unaudited consolidated condensed statements of pro forma income for the three- and nine-month periods ended September 30, 1997 and 1998, include the financial results of ResortQuest and the Founding Companies as if the Combinations and acquisition had occurred at the beginning of each respective period. The unaudited consolidated condensed statements of pro forma income include the effects of: (i) the Combinations;
(ii) the proceeds from the issuance of 6,670,000 shares of ResortQuest Common Stock, a portion of which was used to pay the cash portion of the purchase price for the Founding Companies, to pay IPO expenses, and to repay debt assumed in the Combinations; (iii) certain adjustments to salaries, bonuses, and benefits to former owners and key management of the Founding Companies effective with the IPO; (iv) reversal of compensation expense in the three months ended March 31, 1998, relating to the non-recurring, non-cash compensation charge of $5.6 million related to Common Stock issued to management; (v) provision for income taxes as if pro forma income was subject to federal, state or provincial income taxes during the periods and that goodwill was not deductible for income tax purposes; (vi) amortization of goodwill resulting from the Combinations and
(vii) excludes income (loss) from discontinued operations.

     Post-IPO Acquisitions
     ---------------------

     Since the IPO, ResortQuest has completed three acquisitions: Plantation Resort Management, Inc., ("Plantation Resort") located in Gulf Shores, Alabama, effective August 31, 1998; Whistler Exclusive Properties, Ltd. ("Whistler Exclusive") located in Whistler, British Columbia, Canada, effective September 3, 1998; and Abbott Realty Services, Inc. ("Abbott Resorts") located in Destin,

Florida, effective September 30, 1998 (collectively "Post-IPO Acquisitions"). Whistler Exclusive and Abbott Resorts were accounted for under the purchase method of accounting. The acquisition of Plantation Resort was accounted for as a pooling of interests; however, due to the fact that the impact of the acquisition of Plantation Resort is not deemed material to the financial statements of ResortQuest taken as a whole, the historical financial statements of ResortQuest have not been restated to include the effect of Plantation Resort.

     Nonrecurring acquisition costs incurred for the Plantation Resort transaction totaled approximately $134,000 and, in accordance with Accounting Principles Bulletin Opinion No. 16, have been included in expense in the current period.

     The acquisition of Abbott Resorts is considered significant to ResortQuest for financial reporting purposes. The unaudited consolidated results of operations on a pro forma basis as though Abbott Resorts had been acquired on January 1, 1997, including the pro forma impacts of the Founding Companies and the IPO, are presented below. The pro forma information presented below includes reductions in salaries that owners of Abbott Resorts agreed to in conjunction with the acquisitions discussed above. The remaining Post-IPO Acquisitions are not considered significant to ResortQuest for financial reporting purposes and, therefore, have not been included in the following pro forma presentation. Management believes this information reflects all adjustments necessary for a fair presentation of results for the interim periods. The pro forma results of operations for the three- and nine-month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

                                                 Three Months Ended          Nine Months Ended
                                                Sept 30,    Sept 30,       Sept 30,    Sept 30,
(amounts in thousands, except share amounts)      1997        1998           1997        1998
                                                -------     -------        -------     -------
Revenue                                         $24,805     $28,408        $68,214     $76,307
                                                =======     =======        =======     =======
Net income                                      $ 3,442     $ 3,500        $ 8,207     $ 8,875
                                                =======     =======        =======     =======
Earnings per share
  Basic                                         $  0.20     $  0.21        $  0.49     $  0.53
                                                =======     =======        =======     =======
  Diluted                                       $  0.20     $  0.21        $  0.49     $  0.52
                                                =======     =======        =======     =======

     Reclassifications
     -----------------

     Certain amounts for prior year and current year have been reclassified to conform with current presentation.

NOTE 2 - Note Receivable From Stockholder
-----------------------------------------

     In connection with the Combinations, Aston Hotels & Resorts formalized its receivable resulting from cash advances to its primary stockholder with a $4.0 million promissory note (the "Note"). The Note bears interest at one-half of one percent below prime rate of interest, but not less than six percent and not more than 10 percent. Payments under the Note are interest only, due and payable every January and July 1st. The Note is due on demand with 180 days notice at any time through May 26, 1999. If payment is not requested within the notice periods, the Note becomes due and payable on May 25, 2008.

NOTE 3 - Long-Term Debt
-----------------------

     ResortQuest Credit Facility
     ---------------------------

      ResortQuest entered into a credit agreement (the "Credit Facility") as of May 26, 1998 with NationsBank, N.A. and First Tennessee Bank National Association, as amended on September 30, 1998, with respect to a $30 million revolving line of credit. The Credit Facility may be used for letters of credit not to exceed $2.5 million, acquisitions, capital expenditures, and for general corporate purposes. The Credit Facility requires the Company to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets and dividends. At November 11, 1998, the Company was in compliance with applicable loan covenants. Interest on outstanding balances of the Credit Facility is computed at the Company's election, on the basis of either the Prime Rate or the Eurodollar Rate plus a margin ranging from 1.25% to 2.00%, depending on certain financial ratios. Availability fees ranging from 0.25% to 0.50% per annum depending on certain financial ratios are payable on the unused portion of the Credit Facility. The Credit Facility has a three-year term and is secured by substantially all the assets of the Company and its subsidiaries, including the stock in the Founding Companies and any future material subsidiaries, as defined. The Company, each Founding Company and all other current and future material subsidiaries are required to guarantee repayment of all amounts due under the Credit Facility. As of September 30, 1998, outstanding borrowings under the Credit Facility totaled $29.0 million, principally as a result of the Abbott Resorts acquisition.

     On September 30, 1998, the Company executed a promissory note (the "Note Agreement") maturing on January 31, 1999 in favor of NationsBank, N.A., with respect to an additional $5.0 million revolving line of credit. The interest rate on outstanding balances, the interest payment dates and the terms of default under the Note Agreement are the same as those provided for in the Credit Facility. The Note Agreement is secured by the same terms as the Credit Facility. As of September 30, 1998, there were no borrowings under the Note Agreement. ResortQuest also has entered into discussions with NationsBank, N.A. and certain other lenders to increase the size of the Credit Facility to provide cash for future acquisitions.

     In November 1998, ResortQuest received commitments to increase its $30 million Credit Facility to $55 million. The Credit Facility will be extended under its existing terms and conditions to include SG Cowen Securities Corporation and Union Planters Bank.

 Other Debt
 ----------

     In connection with the Combinations, ResortQuest agreed to assume $5.7 million of existing debt of the Founding Companies. As of September 30, 1998, all of this debt was paid off. In addition, the Founding Companies collectively had $1.8 million available to borrow under nine separate lines of credit, which included personal guarantees of the Founding Companies owners. ResortQuest has terminated these lines of credit and removed the personal guarantees of the Founding Companies' previous owners. In connection with the acquisition of Abbott Resorts, ResortQuest agreed to assume $6.9 million of existing debt and capital leases of Abbott Resorts. As of September 30, 1998, all of this debt is still outstanding and included in the accompanying balance sheet.

NOTE 4 - Stockholders' Equity
-----------------------------
     Common Stock
     ------------

     On May 26, 1998, ResortQuest issued an aggregate of 9,254,286 shares of Common Stock in connection with the Combinations (1,708,333 shares to Aston Hotels & Resorts' stockholders and 7,545,953 shares to the remaining stockholders involved with the Combinations) and 6,670,000 shares of Common Stock in connection with the IPO. Shares issued in the IPO were sold at a price to the public of $11.00 per share. The net proceeds to ResortQuest from the IPO (after deducting underwriting discounts, commissions and IPO expenses) were approximately $60.0 million. Subsequent to the IPO, the Company issued 948,979 shares of Common Stock in connection with the Post-IPO Acquisitions (191,939 shares to Plantation Resort stockholders and 757,040 shares to Abbott Resorts stockholders). As of September 30, 1998, ResortQuest had 16,873,265 shares of Common Stock issued and outstanding (12,990,272 shares of Common Stock and 3,882,993 shares of restricted Common Stock). The Common Stock and restricted Common Stock are identical except that the holders of restricted Common Stock are only entitled to one-half of one vote for each share on all matters.

     On June 25, 1998, ResortQuest registered 3.0 million shares of Common Stock with the Securities and Exchange Commission pursuant to a shelf registration statement. As of September 30, 1998, 948,979 of the shares covered by this shelf registration statement have been issued in connection with the Post-IPO
Acquisitions. Subsequent to September 30, 1998, ResortQuest has filed a post-effective amendment no. 1 to the shelf registration statement with the Securities and Exchange Commission. The remaining shares covered by the post-effective amendment are available to be used for future acquisitions.

     Long-Term Incentive Plan
     ------------------------

     ResortQuest has on reserve 2,024,791 shares of Common Stock for use in connection with the 1998 Long-Term Incentive Plan. In connection with the IPO, options in the form of non-qualified stock options to purchase a total of 1,695,000 shares of Common Stock of the Company at $11.00 per share were granted to management of the Founding Companies, corporate management, certain stockholders, and non-employee directors. Subsequent to the IPO, 42,000 non-qualified stock options have been granted to new employees at the then ResortQuest common stock market value (ranging from $9.9375 to $16.8125).

     Preferred Stock
     ---------------

     ResortQuest's   authorized   capital   includes  10.0  million   shares  of
undesignated preferred stock with a $0.01 par value.

NOTE 5 - Commitments and Contingencies
--------------------------------------
     Aston Hotels & Resorts Guarantees
     ---------------------------------

     Prior to the Combinations, Aston Hotels & Resorts had guaranteed or co-signed debts of its former principal stockholder, which primarily relates to mortgage loans on two hotels managed by Aston Hotels & Resorts. These guarantees were fully collateralized with real estate, cash or cash equivalents, including shares of Common Stock, pledged either to the lenders of such debt or Aston Hotels & Resorts to secure such debt. As of September 30, 1998, all guarantees have been removed by the former principal stockholder of Aston Hotels & Resorts.

     Certain of Aston Hotels & Resorts' management agreements contain provisions for guaranteed levels of returns to owners. These agreements also contain force majeure clauses to protect the Company from forces or occurrences beyond the control of management.

     Abbott Resorts Guarantee
     ------------------------

     Abbott Resorts is a partial guarantor on a $26.0 million construction loan pertaining to the condominium development which Abbott Resorts has a 10% limited partnership interest. Abbott Resort's guarantee under this arrangement is not to exceed approximately $1.7 million.

     Acquisition Indemnification
     ---------------------------

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

     Litigation
     ----------

     ResortQuest and its subsidiaries are involved in various legal actions arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcome of these matters will not have a materially adverse effect upon ResortQuest's consolidated financial position or results of operations.

     Insurance
     ---------

     ResortQuest carries a broad range of insurance coverage, including directors and officers, prospectus liability, errors and omissions, general liability, auto liability, and workers' compensation. ResortQuest has not incurred significant claims or losses on any of its insurance policies during the periods presented in the accompanying consolidated condensed financial statements.

     Employment Agreements
     ---------------------

     Effective with the Combinations, ResortQuest entered into employment agreements with all senior corporate officers and several subsidiary level key employees. Among other things, these agreements allow for severance payments and acceleration of stock option awards upon a change in control of ResortQuest, as defined under the agreements. The maximum amount of compensation that would be payable under all agreements if a change in control occurred without prior written notice as of September 30, 1998, would be approximately $22.0 million.

NOTE 6 - Discontinued Operations
--------------------------------

     ResortQuest has decided that they will no longer continue or enter into leasing arrangements for lodging facilities. Accordingly, for all periods presented in the accompanying financial statements, the financial position, results of operations and cash flows of the leased assets are reflected as discontinued operations. Concurrent with the Combinations, Aston Hotels & Resorts assigned such leases to AST Holdings, Inc., a corporation owned by Aston Hotels & Resorts principal stockholder. On May 27, 1998, ResortQuest entered into a contract with AST Holdings to manage these facilities for a fee. Summarized financial information of the discontinued operations is presented in the following table.

                                                Three Months Ended          Nine Months Ended
                                               Sept 30,    Sept 30,       Sept 30,    Sept 30,
(in thousands)                                    1997        1998           1997        1998
                                               -------     -------        -------     -------
Revenues                                       $ 6,796     $     -        $22,847     $14,304
Operating expenses                               6,025           -         18,166      10,120
General and administrative expenses              1,232           -          5,350       2,839
                                               -------     -------        -------     -------
  Operating income (loss)                         (461)          -           (669)      1,345
Other expense (income)                              10           -             31          (2)
                                               -------     -------        -------     -------
Income (loss) from discontinued operations     $  (471)    $     -        $  (700)    $ 1,347
                                               =======     =======        =======     =======

NOTE 7 - Income Taxes
---------------------

     ResortQuest intends to file a consolidated federal income tax return, which will include the operations of the Founding Companies commencing with the Combinations and the Post-IPO Acquisitions from their acquisition dates. The Founding Companies and the Post-IPO Acquisitions previous owners are individually responsible for filing federal, state and provincial income tax returns for operations prior to the Combinations and Post-IPO Acquisitions. The ResortQuest provision for income taxes and effective tax rate for the periods ended September 30, 1998, are impacted by: (i) Aston Hotels & Resorts book earnings prior to May 26, 1998 which will not be included in ResortQuest's consolidated income tax returns; (ii) book amortization of goodwill which is not deductible for income tax purposes; and (iii) the recording a one-time deferred income tax catch-up entry for Aston Hotels & Resorts who was previously taxed under S corporation status.

NOTE 8 - Earnings Per Share
---------------------------
     Actual Results
     --------------

     Earnings per share included in the consolidated condensed statements of income for the historical periods ended September 30, 1997, includes Aston Hotels & Resorts' results of operations under its historical capital and income tax structure. Accordingly, the 1,708,333 shares of Common Stock issued to the former stockholders of Aston Hotels & Resorts in connection with the Combinations are utilized to calculate weighted average common shares for all 1997 periods.

     Earnings per share included in the consolidated condensed statements of income for the historical periods ended September 30, 1998, includes Aston Hotels & Resorts' results of operations under its historical capital and income tax structure through May 26, 1998, and the combined balances and transactions of ResortQuest and the Founding Companies from May 27, 1998 through September 30, 1998, Plantation Resort from July 1, 1998 through September 30, 1998, and Whistler Exclusive from September 3, 1998 through September 30, 1998. The shares outstanding for Aston Hotels & Resorts through May 26, 1998, and the shares outstanding for ResortQuest from May 27, 1998 through September 30, 1998, were used to calculate weighted average common shares for all 1998 periods.

     The following table reflects ResortQuest's weighted average common shares outstanding and the impact of its primary common share equivalents.

                                      Three Months Ended                Nine Months Ended
                                    Sept 30,      Sept 30,           Sept 30,      Sept 30,
                                     1997          1998               1997          1998
                                   ---------    ----------          ---------     ---------
Basic weighted average common
  shares outstanding               1,708,333    16,116,225          1,708,333     8,386,298
Effect of dilutive
  securities - stock options               -       188,361                  -       220,620
                                   ---------    ----------          ---------     ---------
Diluted weighted average common
  shares outstanding               1,708,333    16,304,586          1,708,333     8,606,918
                                   =========    ==========          =========     =========

     Pro Forma Results
     -----------------

     Pro forma earnings per share included in the consolidated condensed statement of pro forma income is based on pro forma net income after considering the adjustments described in Note 1-Pro Forma Financial Information above. The pro forma weighted average common shares for all periods reflect the issuance of Common Stock in connection with the Combinations, the IPO and issued to ResortQuest shareholders and management as though such shares were outstanding for the entire periods. In addition, the 1998 periods include the impact of Common Stock issued in connection with the Post-IPO Acquisitions only from their effective acquisition dates. However, the 1998 calculations also include the dilutive impact of options outstanding from May 27, 1998 through September 30, 1998.

     The following  table  reflects  ResortQuest's  pro forma  weighted  average
common  shares   outstanding  and  the  impact  of  its  dilutive  common  share equivalents.

                                     Three Months Ended                Nine Months Ended
                                   Sept 30,      Sept 30,           Sept 30,      Sept 30,
                                     1997          1998               1997          1998
                                  ----------    ----------         ----------    ----------
Basic weighted average common
  shares outstanding              15,924,286    16,116,225         15,924,286    15,988,969
Effect of dilutive
  securities - stock options               -       188,361                  -       220,621
                                  ----------    ----------         ----------    ----------
Diluted weighted average common
  shares outstanding              15,924,286    16,304,586         15,924,286    16,209,590
                                  ==========    ==========         ==========    ==========

            Item 2. Management's Discussion and Analysis of Financial
           ----------------------------------------------------------
                       Condition and Results of Operations
                       -----------------------------------

Introduction
------------

     ResortQuest  was  formed  to  create  the  leading   provider  of  vacation
condominium and home rentals and management in premier destination resorts. Effective with the closing of ResortQuest's initial public offering on May 26, 1998, the Company acquired 12 vacation rental and property management companies and one leading vacation rental and property management software company. With three Post-IPO Acquisitions closing during the quarter ended September 30, 1998, ResortQuest expanded its number of resort locations from 14 to 18, and increased its total rental units by 33.7%, from approximately 9,500 to approximately 13,000.

Results of Operations - Historical
----------------------------------

     For accounting and reporting purposes, Aston Hotels & Resorts was identified as the accounting acquiror and the remaining Founding Companies along with ResortQuest were accounted for under the purchase method of accounting. Accordingly, the ResortQuest historical consolidated financial information for the three- and nine-month periods ended September 30, 1997 and 1998 includes the results of Aston Hotels & Resorts prior to the Combinations and the IPO, and includes the combined balances and transactions of ResortQuest and the Founding Companies only since May 26, 1998, includes the combined balances and transactions of Plantation Resort since July 1, 1998, and includes the combined balances and transactions of Whistler Exclusive since September 3, 1998. Comparability of actual results for the quarter, year to date and prior years may be misleading and are not necessarily indicative of the results of the combined operations.

     The following table sets forth the historical consolidated results of operations for the three- and nine-month periods ended September 30, 1997 and 1998.

                           Three Months Ended Sept 30,           Nine Months Ended Sept 30,
(amounts in thousands)       1997              1998                1997             1998
                         -------------    --------------      --------------   --------------
Revenues                 $5,170  100.0%   $16,949  100.0%     $15,248  100.0%  $30,885  100.0%
Operating expenses        3,324   64.3%    13,824   81.6%      11,010   72.2%   25,152   81.4%
Operating income         $1,846   35.7%   $ 3,125   18.4%     $ 4,238   27.8%  $ 5,733   18.6%

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1998 - Actual

     Revenues. Revenues increased $11.8 million, or 227.8%, from $5.2 million in 1997 to $16.9 million in 1998, primarily due to the Combinations and the Post-IPO Acquisitions. The 1997 and 1998 results of operations include Aston Hotels &

Resorts for the entire periods, the remaining Founding Companies for the period from May 27, 1998 through September 30, 1998, Plantation Resort for the period from July 1, 1998, through September 30, 1998, and Whistler Exclusive for the period from September 3, 1998, through September 30, 1998.

     Operating expenses. Operating expenses increased $10.5 million, or 315.9%, from $3.3 million in 1997 to $13.8 million in 1998, which is primarily due to the Combinations and the Post-IPO Acquisitions. As a percentage of revenues, operating expenses increased from 64.3% in 1997 to 81.6% in 1998. In addition to the same timing described in the preceding paragraph, the 1998 operating expenses include costs associated with being a public company and corporate overhead, which did not exist prior to the IPO, and the write off of nonrecurring acquisition costs incurred in connection with the Plantation Resort acquisition which totaled approximately $134,000 which contributed to the lower year over year margin percentage.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1998 - Actual

     Revenues. Revenues increased $15.6 million, or 102.6%, from $15.2 million in 1997 to $30.9 million in 1998, primarily due to the Combinations and the Post-IPO Acquisitions. The 1997 and 1998 results of operations include Aston Hotels & Resorts for the entire periods, the results of operations for the remaining Founding Companies for the period from May 27, 1998 through September 30, 1998, the results of operations for Plantation Resort for the period from July 1, 1998, through September 30, 1998, and the results of operations from Whistler Exclusive for the period from September 3, 1998, through September 30, 1998.

     Operating expenses. Operating expenses increased $14.1 million, or 128.4%, from $11.0 million in 1997 to $25.2 million in 1998, which is primarily due to the Combinations and the Post-IPO Acquisitions. As a percentage of revenues, operating expenses increased from 72.2% in 1997 to 81.4% in 1998. In addition to the same timing described above, the 1998 operating expenses include costs associated with being a public company and corporate overhead, which did not exist prior to the IPO, and the write off of nonrecurring acquisition costs incurred in connection with the Plantation Resort acquisition which totaled approximately $134,000 which contributed to the lower year over year margin percentages.

     Other
     -----

     The  following   table  sets  forth  other   historical   items   affecting
consolidated net income for the three- and nine-month periods ended September 30, 1997 and 1998.

                             Three Months Ended Sept 30,            Nine Months Ended Sept 30,
(amounts in thousands)            1997             1998                 1997             1998
                                 -----             ----                -----           ------
Interest and other income
  (expense)                      $(202)            $166                $(535)          $  136
Income (loss) from
  discontinued operations         (471)               -                 (700)           1,347
Effective tax rate                 n/a             48.3%                 n/a             32.3%

     Aston Hotels & Resorts' operations were primarily financed through working capital and long-term financing resulting in higher levels of interest expense prior to the Combinations. Concurrent with the Combinations, ResortQuest did not assume any of Aston Hotels & Resorts' previous debt. However, ResortQuest did assume approximately $5.4 million of debt from the other Founding Companies, which was subsequently paid off by the Company after the IPO. The assumption of debt by Aston Hotels & Resorts' primary stockholder and the proceeds from the IPO on May 26, 1998, resulted in lower levels of interest expense and higher levels of interest income during the periods ended September 30, 1998.

     ResortQuest has decided that they will no longer continue or enter into leasing arrangements for lodging facilities. Accordingly, for all periods presented, the results of operations for the leased operations are reflected as discontinued operations. Concurrent with the Combinations, Aston Hotels & Resorts assigned such leases to AST Holdings, Inc., a corporation owned by Aston Hotels & Resorts' principal stockholder. On May 27, 1998, ResortQuest entered into a contract with AST Holdings to manage these facilities for a fee.

     ResortQuest's effective tax rate for the periods ended September 30, 1998, are impacted by: (i) Aston Hotels & Resorts earnings prior to May 26, 1998 which will not be included in ResortQuest's consolidated income tax returns; (ii) amortization of goodwill which is not deductible for income tax purposes; and
(iii) recording a one-time deferred income tax catch-up entry for Aston Hotels & Resorts who was previously taxed under S Corporation status. The effective tax rate for the periods ended September 30, 1997, are not applicable since Aston Hotels & Resorts qualified and filed with an S corporation status.

Results of Operations - Pro Forma
---------------------------------

     To provide better comparability, the combined pro forma results of operations for the three- and nine-month periods ended September 30, 1997 and 1998 include the results of ResortQuest and the Founding Companies as if the Combinations had occurred at the beginning of each respective period. The combined pro forma results of operations include the effects of: (i) the Combinations; (ii) the proceeds from the issuance of 6,670,000 shares of ResortQuest Common Stock, which was used to pay the cash portion of the purchase price for the Founding Companies, to repay debt assumed in the Combinations, and to pay IPO expenses; (iii) certain adjustments to salaries, bonuses, and benefits to former owners and key management of the Founding Companies effective with the IPO; (iv) reversal of compensation expense in the three months ended March 31, 1998, relating to the non-recurring, non-cash compensation charge of $5.1 million related to Common Stock issued to management; (v) provision for income taxes as if pro forma income was subject to federal, state or provincial income taxes during the periods and that goodwill was not deductible for income tax purposes; (vi) amortization of goodwill resulting from the Combinations and
(vii) excludes income (loss) from discontinued operations.

     Goodwill Allocation
     -------------------

     The following table summarizes goodwill amortization by entities in which it relates, and is reflected in the combined pro forma results of operations discussed below.

                              Three Months Ended Sept 30,              Nine Months Ended Sept 30,
(amounts in thousands)            1997             1998                  1997             1998
                                  ----             ----                 ------           ------
Hawaiian islands                  $ 18             $ 18                 $   54           $   54
Mountain                           129              130                    385              390
Beach                              269              269                    807              807
Other                              269              269                    807              807
                                  ----             ----                 ------           ------
  Total                           $685             $686                 $2,053           $2,058
                                  ====             ====                 ======           ======

     Hawaiian Islands
     ----------------

     The following table sets forth the Hawaiian island resorts' combined pro forma results of operations for the three- and nine-month periods ended September 30, 1997 and 1998.

                            Three Months Ended Sept 30,            Nine Months Ended Sept 30,
(amounts in thousands)        1997             1998                  1997              1998
                         -------------    -------------        --------------    --------------
Revenues                 $5,712  100.0%   $5,041  100.0%       $17,075  100.0%   $17,163  100.0%
Operating expenses        3,322   58.2%    3,605   71.5%        11,354   66.5%    11,859   69.1%
Operating income         $2,390   41.8%   $1,436   28.5%       $ 5,721   33.5%   $ 5,304   30.9%

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1998 - Hawaii

     Revenues. Revenues decreased $671,000, or 11.7%, from $5.7 million in 1997 to $5.0 million in 1998, primarily due to a lower number of units under management contract in 1998 and lower average occupancy percentages resulting primarily from the Northwest Airlines strike during third quarter 1998. Northwest Airlines accounts for approximately 15% of the lift into the Hawaiian islands. Average daily rate in Hawaii was up slightly, despite the continued pressures from the Asian economic crisis.

     Operating expenses. Operating expenses increased $283,000, or 8.5%, from $3.3 million in 1997 to $3.6 million in 1998. As a percentage of revenues, operating expenses increased from 58.2% in 1997 to 71.5% in 1998. This again, was primarily caused by the Northwest Airlines strike.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1998 - Hawaii

     Revenues.  Revenues were relatively flat for the year to date period.

     Operating expenses. Operating expenses increased $505,000, or 4.4%, from $11.4 million in 1997 to $11.9 million in 1998. As a percentage of revenues, operating expenses increased from 66.5% in 1997 to 69.1% in 1998.

     Mountain
     --------

     The mountain resorts' combined pro forma results of operations for the third quarter reflect the end of the off-peak summer season, which can impact margins on a quarterly basis. The following table sets forth the mountain resorts combined pro forma results of operations for the three- and nine-month periods ended September 30, 1997 and 1998, which includes: Aspen, Breckenridge and Telluride, Colorado; Park City, Utah; and Whistler, British Columbia.

                           Three Months Ended Sept 30,             Nine Months Ended Sept 30,
(amounts in thousands)        1997              1998                 1997              1998
                         --------------    -------------        --------------    --------------
Revenues                 $ 1,638  100.0%   $2,053  100.0%       $11,663  100.0%   $11,801  100.0%
Operating expenses         2,679    n/m     2,769    n/m          9,317   79.9%     9,397   79.6%
Operating income (loss)  $(1,041)   n/m    $ (716)   n/m        $ 2,346   20.1%   $ 2,404   20.4%

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1998 - Mountain

     Revenues. Revenues increased $415,000, or 25.3%, from $1.6 million in 1997 to $2.1 million in 1998, primarily due to an increase in real estate sales commission revenue. The mountain resorts also experienced an increase in revenue per available unit ("RevPAU") of 5.7% and increased their units under management contract by 8.7%.

     Operating expenses. Operating expenses were relatively flat with prior year.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1998 - Mountain

     Revenues. Revenues were relatively flat with prior year. However, the mountain resorts increased their units under management contract by 8.7%.

     Operating expenses. Operating expenses were relatively flat with prior year.

     Beach
     -----

     The beach resorts' combined pro forma results of operations for the third quarter reflect the peak summer vacation season, which can impact margins on a quarterly basis. The following table sets forth the beach resorts (excluding Hawaii) combined pro forma results of operations for the three- and nine-month periods ended September 30, 1997 and 1998, which includes: Bethany Beach, Delaware; Gulf Shores, Alabama; Nantucket, Massachusetts; Outer Banks, North Carolina; Sanibel and Captiva Islands, Florida; and St. Simons Island, Georgia. Since ResortQuest acquired Abbott Resorts effective September 30, 1998, there is no impact from their Florida Panhandle operations in Destin, Okaloosa Island and Seagrove Beach, Florida areas included in the third quarter pro forma results.

                           Three Months Ended Sept 30,            Nine Months Ended Sept 30,
(amounts in thousands)       1997             1998                  1997              1998
                         -------------    -------------        -------------    --------------
Revenues                 $5,816  100.0%   $9,076  100.0%       $14,056 100.0%   $19,437  100.0%
Operating expenses        4,157   71.5%    6,075   66.9%         9,921  70.6%    13,175   67.8%
Operating income         $1,659   28.5%   $3,001   33.1%       $ 4,135  29.4%   $ 6,262   32.2%

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1998 - Beach

     Revenues. Revenues increased $3.3 million, or 56.1%, from $5.8 million in 1997 to $9.1 million in 1998, due to a 16.6% increase in RevPAU, a higher number of units under management contract, and $1.5 million in revenues for Plantation Resort for the period from July 1 through September 30, 1998.

     Operating expenses. Operating expenses increased $1.9 million, or 46.1%, from $4.2 million in 1997 to $6.1 million in 1998. This increase was primarily attributable to increased salaries and wages to service increased demand and units and $1.1 million in expenses for Plantation Resort for the period from July 1 through September 30, 1998. As a percentage of revenues, operating expenses decreased from 71.5% in 1997 to 66.9% in 1998, resulting primarily from higher revenues and Plantation Resort's higher margin operation.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1998 - Beach

     Revenues. Revenues increased $5.4 million, or 38.3%, from $14.1 million in 1997 to $19.4 million in 1998, due to increased RevPAU of 17.6%, a higher number of units under management contract, a $1.7 million increase in real estate sales commission revenue, and $1.5 million in revenues for Plantation Resort for the period from July 1 through September 30, 1998. Both the average sales price and the number of real estate sales closed in 1998 were higher.

     Operating expenses. Operating expenses increased $3.3 million, or 32.8%, from $9.9 million in 1997 to $13.2 million in 1998. As a percentage of revenues, operating expenses decreased from 70.6% in 1997 to 67.8% in 1998. This decrease was primarily attributable to higher real estate sales commission revenues, off set by increased salaries and wages to service the anticipated increased summer demand, and Plantation Resort's higher margin operation.

     Other Operations
     ----------------

     The following table sets forth the other combined pro forma results of operations for the three- and nine-month periods ended September 30, 1997 and 1998, which includes: First Resort and corporate.

                             Three Months Ended Sept 30,          Nine Months Ended Sept 30,
(amounts in thousands)         1997             1998                1997             1998
                           -----------    -------------        -------------    -------------
Revenues                   $762  100.0%   $  779  100.0%       $2,104  100.0%   $ 2,407  100.0%
Operating expenses          809    n/m     1,375    n/m         2,308    n/m      3,423    n/m
Operating loss             $(47)   n/m    $ (596)   n/m        $ (204)   n/m    $(1,016)   n/m

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1998 - Other

     Revenues.  Revenues were relatively flat as compared to prior year.

     Operating expenses. Operating expenses increased by $566,000, or 70.0%, from $809,000 in 1997 to $1.4 million in 1998. This increase primarily results from expenses associated with being a public company and corporate overhead, which did not exist prior to the IPO, and the write off of nonrecurring acquisition costs incurred in connection with the Plantation Resort acquisition which totaled approximately $134,000.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1998 - Other

     Revenues. Revenues increased $303,000, or 14.4%, from $2.1 million in 1997 to $2.4 million in 1998, due to both the increased sales of software and software service fees.

     Operating expenses. Operating expenses increased by $1.1 million, or 48.3%, from $2.3 million in 1997 to $3.4 million in 1998. This increase primarily results from expenses associated with being a public company and corporate overhead, which did not exist prior to the IPO, and the write off of nonrecurring acquisition costs incurred in connection with the Plantation Resort acquisition which totaled approximately $134,000.

Liquidity and Capital Resources
-------------------------------

     ResortQuest is a holding company that conducts all of its operations through its operating companies. One of the Company's strategies is to grow through continued acquisitions of resort condominium and home management companies in new or existing resort markets. Accordingly, the primary internal source of ResortQuest's liquidity is through cash flows from operations, two credit facilities, and ResortQuest Common Stock. At September 30, 1998,
ResortQuest had approximately $6.0 million available under its two credit facilities, $10.8 million of cash and cash equivalents, and $6.0 million of cash held in escrow. Cash held in escrow is forwarded to the condominium or homeowners, and is released as corporate funds at varying times in accordance with applicable state or provincial regulations. ResortQuest also has entered into discussions with NationsBank, N.A. and certain other lenders to increase the size of the Credit Facility to provide cash for future acquisitions. In November 1998, ResortQuest received commitments to increase its $30 million Credit Facility to $55 million.

Post-IPO Acquisitions
---------------------

     Since the IPO,  ResortQuest  has  completed  three  Post-IPO  Acquisitions:
Plantation Resort Management, Inc., ("Plantation Resort") located in Gulf Shores, Alabama, effective August 31, 1998; Whistler Exclusive Properties, Ltd. ("Whistler Exclusive") located in Whistler, British Columbia, Canada, effective September 3, 1998; and Abbott Realty Services, Inc. ("Abbott Resorts") located in Destin, Florida, effective September 30, 1998. Whistler Exclusive and Abbott Resorts were accounted for under the purchase method of accounting. The acquisitions of Plantation Resort was accounted for as a pooling of interests; however, due to the fact that the impact of the acquisition of Plantation Resort is not deemed material to the financial statements of ResortQuest taken as a whole the historical financial statements of ResortQuest include the effect of Plantation Resort only since July 1, 1998.

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

     The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. ResortQuest expects to fund future acquisitions primarily through a combination of cash flow from operations, borrowings under the Credit Facilities and issuance of Common Stock.

     Cash Flows
     ----------

     During the nine months ended September 30, 1998, ResortQuest generated cash flows from continuing operating activities of $4.1 million. Cash flows used in investing activities by the Company was $43.6 million during the nine months ended September 30, 1998, which included $21.3 million payments to acquire the Founding Companies and $21.0 million payments for the Post-IPO Acquisitions. ResortQuest generated cash flows from financing activities of $48.8 million during the nine months ended September 30, 1998, including the net proceeds of $60.9 million from the IPO, offset by distributions to stockholders of $33.2 million and the repayment of $5.9 million in debt, and the borrowing of $29.0 million under the Credit Facility.

     Note Receivable
     ---------------

     In connection with the Combinations, Aston Hotels & Resorts formalized their receivable resulting from cash advances to its primary stockholder with a $4.0 million promissory note (the "Note"). The Note bears interest at one-half of one percent below prime rate of interest, but not less than six percent and not more than 10 percent. Payments under the Note are interest only, due and payable every January and July 1st. The Note is due on demand with 180 days notice for any time through May 26, 1999. If payment is not requested within the notice periods, the Note becomes due and payable on May 25, 2008.

     IPO and Combinations
     --------------------

     On May 26, 1998, ResortQuest issued an aggregate of 9,254,286 shares of Common Stock in connection with the Combinations (1,708,333 shares to Aston Hotels & Resorts stockholders and 7,545,953 shares to the remaining stockholders involved with the Combinations) and 6,670,000 shares of Common Stock in connection with the IPO. Shares issued in the IPO were sold at a price to the public of $11.00 per share. The net proceeds to ResortQuest from the IPO (after deducting underwriting discounts, commissions and IPO expenses) were approximately $60.0 million. Pursuant to the Combinations, ResortQuest consummated the acquisitions of the Founding Companies for an aggregate of approximately $54.9 million in cash, 6,119,656 shares of Common Stock and the assumption of $5.7 million in debt. As of June 30, 1998, the net proceeds have been used as follows: (i) $54.9 million to pay the cash portion of the consideration for the Combinations, and (ii) $5.1 million to pay off assumed indebtedness. As of September 30, 1998, ResortQuest had 16,873,265 shares of Common Stock issued and outstanding.

     Shelf Registration
     ------------------

     On June 25, 1998, ResortQuest registered 3.0 million shares of Common Stock with the SEC pursuant to a shelf registration statement. As of September 30, 1998, 948,979 of the shares covered by this shelf registration statement have been issued in connection with the acquisition of Plantation Resort and Abbott Resorts. Subsequent to September 30, 1998, ResortQuest filed a post-effective amendment no. 1 to the shelf registration statement with the SEC. The remaining shares covered by the post-effective amendment are available to be used in future acquisitions.

     Credit Facilities and Loan Guarantees
     -------------------------------------

     ResortQuest entered into a credit agreement (the "Credit Facility") as of May 26, 1998, with NationsBank, N.A. and First Tennessee Bank National Association, as amended on September 30, 1998, with respect to a $30 million revolving line of credit. The Credit Facility may be used for letters of credit not to exceed $2.5 million, acquisitions, capital expenditures, and for general corporate purposes. The Credit Facility requires the Company to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets and dividends. At October 9, 1998, the Company was in compliance with applicable loan covenants. Interest on outstanding balances of the Credit Facility is computed at the Company's election, on the basis of either the Prime Rate or the Eurodollar Rate plus a margin ranging from 1.25% to 2.00%, depending on certain financial ratios. Availability fees ranging from 0.25% to 0.50% per annum depending on certain financial ratios are payable on the unused portion of the Credit Facility. The Credit Facility has a three-year term and is secured by substantially all the assets of the Company and its subsidiaries, including the stock in the Founding Companies and any future material subsidiaries, as defined. The Company, each Founding Company and all other current and future material subsidiaries are required to guarantee repayment of all amounts due under the Credit Facility. As of September 30, 1998, outstanding borrowings under the Credit Facility totaled $29.0 million principally as a result of the acquisition of Abbott Resorts.

     On September 30, 1998, the Company executed a promissory note (the "Note Agreement") maturing on January 31, 1999, in favor of NationsBank, N.A., with respect to an additional $5.0 million revolving line of credit. The interest rate on outstanding balances, the interest payment dates and the terms of default under the Note Agreement are the same as those provided for in the Credit Facility. The Note Agreement is secured by the same terms as the Credit Facility. As of September 30, 1998, there were no borrowings under the Note Agreement. ResortQuest also has entered into discussions with NationsBank, N.A. and certain other lenders to increase the size of the Credit Facility to provide cash for future acquisitions.

     In November 1998, ResortQuest received commitments to increase its $30 million Credit Facility to $55 million. The Credit Facility will be extended under its existing terms and conditions to include SG Cowen Securities Corporation and Union Planters Bank.

     In connection with the Combinations, ResortQuest agreed to assume $5.7 million of existing debt of the Founding Companies. As of September 30, 1998, all of this debt was paid off. In addition, the Founding Companies collectively had $1.8 million available to borrow under nine separate lines of credit, which included personal guarantees of the Founding Companies owners. ResortQuest has terminated these lines of credit and removed the personal guarantees of the Founding Companies previous owners.

     In connection with the acquisition of Abbott Resorts, ResortQuest agreed to assume $6.9 million of existing debt and capital leases of Abbott Resorts. As of September 30, 1998, all of this debt is still outstanding and included in the accompanying balance sheet.

     Prior to the Combinations, Aston Hotels & Resorts had guaranteed or co-signed debts of its former principal stockholder, which primarily relates to mortgage loans on two hotels managed by Aston Hotels & Resorts. These guarantees were fully collateralized with real estate, cash or cash equivalents, including shares of Common Stock, pledged either to the lenders of such debt or Aston Hotels & Resorts to secure such debt. As of September 30, 1998, all of these guarantees had been removed by the former principal stockholder of Aston Hotels & Resorts.

    Abbott Resorts is a partial guarantor on a $26.0 million construction loan pertaining to the condominium development which Abbott Resorts has a 10% limited partnership interest. Abbott Resorts' guarantee under this arrangement is not to exceed approximately $1.7 million.

     Certain of Aston Hotels & Resorts' management agreements contain provisions for guaranteed levels of returns to owners. These agreements also contain force majeure clauses to protect the Company from forces or occurrences beyond the control of management.

     Capital Spending
     ----------------

     It is anticipated that cash flows from operations will provide sufficient flows to satisfy working capital needs, debt service requirements and normal capital expenditure needs. ResortQuest made capital expenditures of approximately $1.1 million during the nine months ended September 30, 1998. Total pro forma 1998 capital expenditures for ResortQuest and the Founding Companies are anticipated to be approximately $2.0 million, of which approximately $200,000 will be for software development, with the balance for furniture, fixtures and equipment.

Year 2000 Compliance
--------------------

     The vacation property management industry uses a complex suite of software. The areas of some risk of software failure due to the Year 2000 problem are:
Property Management Systems (guest services and back-office accounting); Reservation/Inventory Management; Hardware BIOS (the software that runs "beneath" the operating system); Analysis and/or management reporting tools; and Imbedded Control Systems (HVAC, elevator controls, etc.).

     ResortQuest is in the process of evaluating the various components of its operating environment (personal computer workstations and related equipment, Network servers, telephone and data communication equipment, point of sale devices, software applications (both third party and internally developed software)), and embedded technology such as microcontrollers. The Company expects to complete the analysis, and implement any corrective measures in early 1999. The Year 2000 project is not expected to delay or supercede other planned technology projects.

     Based upon the information gathered to date, ResortQuest estimates the upper range of the cost of the analysis and subsequent replacement or upgrade of system components which are not Year 2000 compliant is approximately $600,000. A significant portion of the total potential expense estimate relates to the cost of replacement of personal computer hardware, servers, and telecommunications equipment. Funding of Year 2000 costs is expected to be provided by cash flow from operations.

     The impact upon ResortQuest by Year 2000 issues is primarily in the areas of property management systems, telecommunications, and financial accounting/reporting. The Company believes that the consequences of Year 2000 issues with the respect to adverse impact upon ResortQuest results of operations will not be material.

     The Company expects to have contingency plans in place designed to mitigate the impact of Year 2000 issues. The contingency plan will include items such as offsite and/or manual reservations/inventory management, property management (guest services, back office functions, work order administration), financial accounting and reporting, and management reporting. All contingency plans are expected to be developed, tested and implemented by the end of 1999.

Seasonality and Quarterly Fluctuations
--------------------------------------

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

Risks Associated With Forward Looking Statements
------------------------------------------------

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

Performance Statistics
----------------------

                                        Three Months Ended                                 Nine Months Ended
                       ------------------------------------------------     --------------------------------------------
                        Sept 30,           Sept 30,          Inc./            Sept 30,           Sept 30,         Inc./
                          1997               1998             Dec.              1997              1998             Dec.
                        --------           --------          -----            --------           --------         -----
Hawaii
  Occupancy                  73.9%              71.2%       (2.7)pts              73.8%              72.7%       (1.1)pts
  ADR                 $     106.68       $     106.79        0.1 %         $     106.37       $     106.71        0.3 %
  RevPAU              $      78.79       $      76.07       (3.5)%         $      78.45       $      77.54       (1.2)%
  Total Units             5,366              5,104          (4.9)%             5,366              5,104          (4.9)%

Mountain
  Occupancy                  34.9%              35.0%       0.1pts                39.6%              39.9%        0.3pts
  ADR                 $      84.01       $      88.44       5.3%           $     160.55       $     157.01       (2.2)%
  RevPAU              $      29.28       $      30.94       5.7%           $      63.50       $      62.66       (1.3)%
  Total Units             1,469              1,597          8.7%               1,469              1,597           8.7 %

Beach
  Occupancy                  65.3%              69.0%       3.7pts                59.6%              63.4%        3.8pts
  ADR                 $     165.86       $     183.02      10.3%           $     137.69       $     152.46       10.7%
  RevPAU              $     108.32       $     126.26      16.6%           $      82.13       $      96.60       17.6%
  Total Units             2,145              2,304          7.4%               2,145              2,304           7.4%

Total
  Occupancy                  66.0%              65.1%       (0.9)pts              65.4%              65.3%       (0.1)pts
  ADR                 $     117.44       $     123.83        5.4%          $     117.32       $     120.80        3.0%
  RevPAU              $      77.53       $      80.65        4.0%          $      76.73       $      78.82        2.7%
  Total Units             8,980              9,005           0.3%              8,980              9,005           0.3%


     The above statistics exclude H&O, Maury, Plantation Resort and Abbott Resorts units of approximately 130, 1,200, 369 and 2,332, respectively. Also excluded from these statistics are owner use nights and renovation nights which were approximately 11.7% of gross available nights in the nine months ended September 30, 1998 and 9.8% of gross available nights in the nine months ended September 30, 1997. For the three months ended September 30, 1998 and 1997, owner use nights and renovation nights were 11.1% and 8.8%, respectively.

                           PART II - OTHER INFORMATION
                         ------------------------------

                Item 2. Changes in Securities and Use of Proceeds
                -------------------------------------------------

Initial Public Offering
-----------------------

     In connection with the IPO, the ResortQuest's Registration Statement on Form S-1 (File No. 333-47867) was declared effective by the Securities and Exchange Commission on May 18, 1998. The managing underwriters of the IPO were Salomon Smith Barney, NationsBanc Montgomery Securities LLC and Furman Selz. The IPO commenced on May 20, 1998, all securities registered and sold in the IPO consisted of 5,800,000 shares, plus an underwriter overallotment of 870,000 shares totaling 6,670,000 shares (the "Offered Shares") of Common Stock, $.01 par value per share, all of which were sold for the account of the Company.

     The Offered Shares were sold at a price to the public of $11.00 per share, for aggregate gross proceeds of $73.4 million. The total expenses incurred in connection with the IPO, including underwriting discounts and commissions, are estimated to be approximately $13.4 million. Such expenses did not include any direct or indirect payments to directors, officers, 10% stockholders or affiliates of the Company. As of September 30, 1998, the net proceeds have been used as follows: (i) $54.9 million to pay the cash portion of the consideration for the Combinations, and (ii) $5.1 million to pay off assumed indebtedness. Cash consideration paid in connection with the Combinations include payments made directly or indirectly to individuals that are either directors, officers or 10% stockholders of the Company.

     Also in connection with the consummation of the Combinations, the Company issued an aggregate of 6,119,656 shares of Common Stock as the stock portion of the consideration. Such shares were not registered under the Securities Act of 1933, as amended, and were issued in reliance on the exemption provided by
Section 4(2) of such act.

Shelf Registration
------------------

     On June 25, 1998, the Securities and Exchange Commission declared effective
3.0 million shares of Common Stock registered by ResortQuest through a shelf registration statement. These shares are available and could be used for future acquisitions. On November 6, 1998, the SEC again declared effective the post-effective amendment no. 1 to the shelf registration statement.

Credit Facility
---------------

     The ResortQuest Credit Facility and Note Agreement require the Company to maintain certain specific financial covenants. Although the payment of dividends is not prohibited by either agreement, the covenants are structured such that ResortQuest's ability to pay dividends is limited. On September 30, 1998, ResortQuest received an amendment to this Credit Facility to allow for the Abbott Resorts acquisition.

     In November 1998, ResortQuest received commitments to increase its $30 million Credit Facility to $55 million. The Credit Facility will be extended under its existing terms and conditions to include SG Cowen Securities Corporation and Union Planters Bank.

                    Item 6. Exhibits and Reports on Form 8-K
                    -----------------------------------------

(a)        Exhibits

   EX-10.1     Amendment Letter to Credit Facility, dated September 30, 1998 (1)

   EX-10.2 Promissory Note, dated September 30, 1998, in the amount of $5.0 million, among ResortQuest International, Inc. and NationsBank, N.A. (1)

   EX-27       Financial Data Schedule (1)

(b)        Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended September 30, 1998.

----------
Footnotes

(1)  Filed herewith

                                    Signature
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.

                                            RESORTQUEST INTERNATIONAL, INC.

November 16, 1998                           By: /s/ JEFFERY M. JARVIS
                                               ----------------------------
                                               Jeffery M. Jarvis
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer,
                                               Chief Accounting Officer
                                               and Duly Authorized Officer)

                                  EXHIBIT INDEX
                                  -------------

                                                                               Sequential
Exhibit No.                          Description                                Page No.
-----------           ----------------------------------------------          ----------
  EX-10.1             Amendment Letter to Credit Facility,
                      dated September 30, 1998 (1)                                32

  EX-10.2             Promissory Note, dated September 30, 1998, in
                      the amount of $5.0 million, among ResortQuest
                      International, Inc., and NationsBank, N.A. (1)              38

  EX-27               Financial Data Schedule (1)                                 41

---------
Footnotes

(1)       Filed herewith