Form 10-K
period 1998-12-31
RESORTQUEST INTERNATIONAL INC
filed 1999-03-30
CIK 1057507

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K

     (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         For the transition period to

                        Commission file number 1-14115

                        RESORTQUEST INTERNATIONAL, INC.


                 DELAWARE                                   62-1750352
       (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                  Identification Number)
           530 OAK COURT DRIVE
              SUITE 360
             MEMPHIS, TN                                        38117
 (Address of principal executive offices)                     (Zip Code)

                                 (901) 762-0600
               (Registrant's telephone number including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

--------------------------------------------------------------------------------


                                         NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS              ON WHICH REGISTERED
         -------------------             ---------------------
      Common Stock, $.01 par value      New York Stock Exchange


--------------------------------------------------------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT.
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was sold as of March 23, 1999 was approximately $170,630,460.

     The number of shares outstanding of each of the registrant's classes of common stock as of March 23, 1999 was 17,188,804 shares of common stock, all of one class.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions  of  the 1998 Annual Report                      Parts I, II and IV
  to Shareholders
Portions  of  the  Proxy  Statement                       Parts I, III and IV
 for the 1999 Annual Meeting of Shareholders

================================================================================

                                TABLE OF CONTENTS


PART I  ..............................................................................     1
ITEM 1.  Business ....................................................................     1

         General .....................................................................     1
         Industry Overview ...........................................................     2
         Business Strategy ...........................................................     4
         Growth Strategy .............................................................     5
         Markets .....................................................................     7
         Services Offered ............................................................     8
         Marketing ...................................................................    10
         Technology ..................................................................    11
         Year 2000 Compliance.........................................................    12
         Competition .................................................................    13
         Employees ...................................................................    13
         Factors That May Affect Future Results ......................................    14
         Government Regulation .......................................................    21
ITEM 2.  Properties ..................................................................    24
ITEM 3.  Legal Proceedings ...........................................................    24
ITEM 4.  Submission of Matters to a Vote .............................................    24
         Executive Officers of the Company ...........................................    24
PART II  .............................................................................    26
ITEM 5.  Market for the Company's Common Equity and Related Stockholder
         Matters .....................................................................    26
ITEM 6.  Selected Financial Data .....................................................    27
ITEM 7.  Management's Discussion and Analysis of Financial Condition and Result of
         Operations ..................................................................    27
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk ..................    27
ITEM 8.  Financial Statements and Supplementary Data .................................    28
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ........................................................    28


PART III .............................................................................    28
ITEM 10. Directors and Executive Officers of the Company .............................    28
ITEM 11. Executive Compensation ......................................................    28
ITEM 12. Security Ownership of Certain Beneficial Owners and Management ..............    28
ITEM 13. Certain Relationships and Related Transactions ..............................    28
PART IV  .............................................................................    29
ITEM 14. Exhibits, Financial Statement Schedules and Reports on Forms 8-K ............    29
         14(a)(1) Financial Statements ...............................................    29
         14(a)(2) Financial Statement Schedules ......................................    30
         14(a)(3) Exhibits ...........................................................    30
         14(b) Reports on Form 8-K ...................................................    37


                                     PART I


ITEM 1. BUSINESS

GENERAL

     ResortQuest International, Inc. is a leading provider of vacation condominium and home rentals in premier destination resorts throughout the United States. Through the consolidation of leading vacation rental and property management companies, the development of a national brand and marketing initiative and best practices management systems, the Company offers vacationers through its operating subsidiaries (the "Operating Companies") a branded network of high quality, fully furnished, privately-owned condominium and home rentals. ResortQuest offers property owners superior management services designed to enhance their rental income.

     Most vacationers seeking to rent a condominium or home at a popular destination resort must use a local vacation rental and property management firm to inquire about availability and make reservations. Vacationers typically make rental choices with limited information and, as a result, face great uncertainty concerning the quality of their rental. To address this need, the Company in November 1998, established quality standards and segmented most of its approximately 14,400 vacation homes and condominiums into five levels (Quest Home, Platinum, Gold, Silver and Bronze). In January 1999, ResortQuest launched resortquest.com, a comprehensive web site that enables consumers to search through all of the ResortQuest vacation home and condominium rentals, including photographs and detailed floor plans, and to make reservations directly on-line.

     The Company commenced operations on May 26, 1998, concurrently with its initial public offering and the acquisitions of 12 leading vacation rental and property management companies and the industry's leading management software company ("the Founding Companies"). Since that time, ResortQuest has acquired ten additional vacation rental and property management companies, five in 1998 and five in 1999. The Company currently manages approximately 14,400 condominiums and homes at 29 premier destination resorts nationwide and in Canada. These resort locations include Gulf Shores, AL; Scottsdale/Phoenix, AZ; Palm Desert, CA; Aspen, Breckenridge, Dillon and Telluride, CO; Bethany Beach, DE; Captiva Island, Destin, Ft. Walton Beach and Sanibel Island, FL; St. Simons Island, GA; Hawaii, Maui, Oahu, and Kauai, HI; Nantucket, MA; Big Sky, MT; the Outer Banks of North Carolina; Sunriver, OR; Hilton Head Island, SC; Park City, UT; and Whistler, British Columbia. The Company also manages 11 hotels aggregating approximately 1,700 hotel rooms located primarily in the Hawaiian Islands.

     ResortQuest provides a wide range of services to both vacationers and property owners. Because of the variety of the Company's resort locations throughout  the United  States and Canada  and the  diversity  of rental  prices throughout its rental pool, the Company is able to target a broad range of vacationers, including families, couples and individuals. For vacationers, the Company offers the convenience and accommodations of a condominium or home, while providing many of the amenities and services of a hotel. Vacation condominium and home rentals generally offer greater space and convenience than resort hotel rooms, including separate living, sleeping and eating quarters. As a result, vacationers generally have more privacy and greater flexibility in a vacation condominium or home. The Company typically offers suchservices as convenient check-in and check-out, frequent housekeeping and cleaning and emergency maintenance assistance. In addition, in most of its markets, the Company provides specialized concierge-type services such as arranging golf tee times, purchasing ski lift tickets and making restaurant reservations. For property owners, the Company offers a comprehensive set of services, including marketing and rental services, maintenance and security. For owners desiring to sell their vacation home or condominium, ResortQuest offers traditional real estate brokerage services at many of its resort locations. Owners of vacation homes and condominiums managed by the Company also may participate in QuestClub, an exclusive travel benefits program for homeowners initiated in December 1998.

The Company's primary source of revenue is property rental fees, which are charged to the property owners as a percentage of the vacationers' total rental rate. Fee percentages for vacation condominiums and homes range from approximately 3% to over 40% of rental rates depending on the type of services provided to the property owner and the type of rental unit managed. On a pro forma basis for the year ended December 31, 1998, the "1998 Operating Companies" (consisting of the "Founding Companies" (Aston Hotels & Resorts; Maui Condominium and Home; Brindley and Brindley; Coastal Resorts; The Maury People; Trupp-Hodnett Enterprises; Collection of Fine Properties; Houston and O'Leary; Resort Property Management; Telluride Resort Accommodations; Whistler Chalets and First Resort Software) and the "1998 Acquired Companies" (Abbott Resorts; Plantation Resort; Whistler Exclusive Properties; Goldpoint Lodging and Columbine Management)), generated total revenues of approximately $69.4 million, which includes $35.3 million of revenues from property rental fees and net income of $6.4 million. In addition, in many markets, the Company provides traditional real estate brokerage services for property owners seeking to sell their condominiums and homes. The Company believes that a national brand and superior management services, which are designed to enhance rental income for property owners, will provide it with a competitive advantage in attracting additional high quality condominiums and homes in its markets.

INDUSTRY OVERVIEW

     Destination resort vacationers primarily have three alternatives for overnight accommodations: commercial lodging establishments, time share resorts and privately owned vacation condominiums and homes. Commercial lodging consists principally of hotels and motels in which a room is rented on a nightly or weekly basis. Vacation ownership or timeshare interests are purchased by the vacationer and typically entitle the buyer to use a furnished vacation residence at a particular resort generally for a one-week period each year, in perpetuity. Lastly, privately-owned vacation condominiums and homes are typically second homes available for rent by property owners seeking incremental income. The total market for vacation condominium, home and apartment rentals, which are marketed predominantly by vacation rental and property management companies, was over $10 billion in 1996, representing over 20 million vacation property rentals. Rental revenues grew 8.7% from 1995 to 1996, and the Company believes that this growth has been, and will continue to be, driven by two primary factors: the overall growth in the leisure travel and tourism industry, which reflected a 16.1% increase in revenues from 1995 to 1997 and the increasing number of vacationers seeking to rent vacation condominiums and homes.

     For many vacationers, particularly those with families, a lengthy stay at a quality commercial lodging establishment can be expensive. Vacation condominium and home rentals generally offer families greater space and convenience than a resort hotel room, including separate living, sleeping and eating quarters. As a result, families generally have more privacy and greater flexibility in a vacation condominium or home. Furthermore, with full kitchens available in most properties, vacationers can also save on dining costs in a vacation condominium or home rental. In addition, vacation condominium and home rentals frequently include access to private yards, swimming pools, tennis courts and other recreational facilities, and generally offer a greater variety of locations, accommodations and price ranges within a market to meet a vacationer's desires.

     Vacation property rentals are also a less expensive and more flexible alternative to timeshare interests. Unlike vacation property rentals, timeshare interests require the purchase of an ownership interest in a vacation residence and continuing annual maintenance payments. A timeshare owner has the right to use the same vacation residence for the same length of time each year. Subject to availability and the payment of a membership fee and a variable exchange fee to join a timeshare exchange program, a timeshare owner may request that his timeshare interval be exchanged for a timeshare interval at another participating resort. Owners are generally limited to timeshare intervals at participating resorts and to those units which have been assigned an equal or lower rating by the exchange program based on the location, size and quality of the unit, the quality of the resort and the time of year requested.

     Most vacation condominiums and homes are second homes owned by individuals who reside in different locations and are unable to easily manage the rental process. Vacation rental and property management companies facilitate the rental process by handling all interaction with vacationers, including accepting reservations, rental payments and security deposits; operating check-in and check-out locations; and arranging for inspections, security and maintenance. The publishing of catalogs, print advertising and other marketing activities of a successful vacation rental and property management company also can enhance the vacation condominium or home's occupancy rate and increase rental income to the property owner.

     The vacation rental and property management industry is highly fragmented, with an estimated 3,000 vacation rental and property management companies in the United States. Most vacation rental condominiums and homes are managed by and booked through local vacation rental and property management firms, whose principal means of attracting property owners and vacationers are by referral, word of mouth, limited local advertising and direct mailings. Before ResortQuest, there was no central reservations service for vacationers or travel agents to obtain information regarding most condominium or home rental opportunities at popular destination resorts across the country or for booking such rentals once a destination was selected. The Company believes the vacation rental and property management industry is highly inefficient and presents a significant market opportunity for a well-capitalized company offering a national network of high quality vacation condominiums and homes with superior levels of customer service.

BUSINESS STRATEGY

     The Company's objective is to enhance its position as a leading provider of premier destination resort condominium and home rentals by pursuing the following business strategies:

     Develop a National Brand in Premier Destination Resort Condominium and Home Rentals. Prior to ResortQuest, there has been no national brand for vacation condominium and home rentals, no industry standards for quality and a general lack of access to reliable information regarding rental opportunities for vacationers. By providing an extensive network of high quality condominiums and homes in premier destination resorts throughout the United States, the Company has increased the information available to vacationers and developed a brand which provides greater confidence and ease to vacationers in making their rental arrangements. In order to ensure high quality, the Company on November 1, 1998 implemented a comprehensive quality assurance program to assure vacationers that rental accommodations will meet their expectations. As part of its quality assurance initiative, ResortQuest has established a basic set of criteria based on quality, appearance, and amenity standards and has categorized most of the ResortQuest rental homes and condominiums on five levels.

     Offer Vacationers Superior Customer Service. Management believes that maintaining superior levels of customer service is critical to developing a reputation for high quality condominiums and homes and attracting new customers. Vacationers typically rent vacation condominiums and homes for greater space and flexibility, but these customers also frequently desire many of the amenities and services of hotel accommodations. As a result, the Company emphasizes customer service by offering conveniently located check-in locations, efficient check-in and check-out procedures, extended front desk hours, a commitment to clean units and access to emergency contact and maintenance personnel. The Company also strives to offer maximum flexibility to meet the varied needs of its vacationers and in most markets can arrange for services such as golf tee times, rental bicycles, ski lift tickets, grocery delivery or restaurant reservations. By offering the convenience and accommodations of a condominium or home while providing many of the amenities and services of a hotel, the Company believes it will continue to strengthen the loyalty of its existing customers and attract new vacationers into the vacation condominium and home rental market.

     Enhance Value for Condominium and Home Owners. Through effective national marketing, a recognized brand and implementation of strategies designed to increase occupancy and rental rates, the Company plans to enhance the rental income for vacation condominium and home owners. Since substantially all of the condominiums and homes managed by the Company are second homes with absentee owners, the Company offers a range of high quality vacation rental and property management services designed to meet the broad real estate needs of these owners. In most markets, the Company will assume broad responsibility for the condominium or home, from marketing and handling all aspects involved in renting the individual condominium or home to managing the common properties and homeowners' association. In addition, the Company provides owners with concise, timely and accurate monthly statements and payments for the rental and management of their condominiums and homes. The Company believes that its reputation for high quality, comprehensive management services will be a key competitive advantage in increasing the number of condominiums and homes under its management within its existing markets.

     Capitalize on the Experience of Senior Management. The Company's senior management team has a proven track record of building and operating successful brands, and breadth of experience to effectively execute ResortQuest's business plan. David C. Sullivan, Chairman and Chief Executive Officer, is the former Chief Operating Officer of Promus Hotel Corporation, where he was responsible for developing, expanding and managing the Hampton Inn, Homewood Suites and Embassy Suites hotel brands -- all leaders in their market segments. David L. Levine, President and Chief Operating Officer, is the former President and Chief Operating Officer of Equity Inns, Inc., a leading real estate investment trust specializing in hotel acquisitions. Concurrently he served as President and Chief Operating Officer of Trust Management, Inc. which operated Equity Inns properties. Jeffery M. Jarvis, Senior Vice President, Chief Financial Officer, has over 20 years of related finance and accounting experience. Mr. Jarvis is the former Vice President, Controller of Promus Hotel Corporation and spent over 12 years with Arthur Andersen LLP. The Company's mergers and acquisitions effort is lead by W. Michael Murphy, Senior Vice President and Chief Development Officer. Mr. Murphy has been involved with real estate acquisition businesses and the hospitality industry for more than 25 years. The Company's Senior Vice President and General Counsel, John K. Lines is the former General Counsel and Secretary of Insignia Financial Group, Inc., a fully integrated real estate services company. The Company's marketing strategy is led by Jules S. Sowder, Senior Vice President and Chief Marketing Officer. Ms. Sowder is the former Vice President, Marketing for Promus Hotel Corporation, where she had overall responsibility for marketing the Hampton Inn, Homewood Suites and Embassy Suites hotel brands. The Company's Senior Vice President and Chief Information Officer, Frederick L. Farmer, has more than 20 years of experience working for Fortune 500 companies. He most recently spent 12 years with Marriott International as Senior Vice President, Internet and Desktop Services and was responsible for positioning the company for Internet commerce.

     Maintain Local Relationships and Expertise. The management teams of the Operating Companies each have extensive experience in their respective resort areas, and many of the individuals are very active in the local community. The Company believes that the management teams have a valuable understanding of their respective markets and businesses and have developed strong local relationships. These relationships are critical in attracting additional condominiums and homes for rental and enable the Company to provide additional concierge-type services to its vacationers. Accordingly, the Company intends to operate with a decentralized management strategy and allow local managers to utilize their knowledge and expertise about the condominiums and homes available for rent, the offerings of local competitors and the desires of vacationers in their areas to provide superior customer service.

GROWTH STRATEGY

     The Company intends to enhance its position as a leading provider of vacation condominium and home rentals in premier destination resorts by pursuing the following growth strategies:

     Implement a National Marketing Strategy. The Company has implemented a multi-faceted national marketing program designed to increase vacationer awareness of its rental condominiums and homes and establish a nationally recognized high quality name and image, while promoting the unique characteristics of its individual resorts. This multi-faceted marketing program targets consumers and the travel trade through high-profile advertising, direct mail, e-mail marketing, public relations and promotional programs. In addition, the Company markets to existing customers to capitalize on cross-selling opportunities and increase customer loyalty offering customers similar properties and services in its other resorts. The Company believes the integrated marketing efforts of the Operating Companies will increase customer awareness of the Company's condominiums and homes, lead to an increased demand for the Company's rentals and result in higher occupancy and rental rates for its condominium and home owners. The Company also believes that the anticipated increase in rental income for owners will ultimately be a competitive advantage in attracting new property owners.

     Capitalize on Technology. Management believes that investment in technology will be critical in building its national brand and will create a significant competitive advantage. In January 1999, the Company launched resortquest.com, one of the most comprehensive web sites in the vacation industry.
resortquest.com enables consumers to search through all of the Company's vacation home and condominium rentals, including photographs and detailed floor plans, and to make reservations directly on-line. In addition to facilitating the ability to provide one-stop shopping, the Company intends to utilize further the expertise of First Resort Software, a Founding Company, to link the Operating Companies' and future acquired companies' databases in order to enhance its cross-selling and direct marketing efforts.

     Increased Use of Additional Marketing Channels. Historically, most vacationers have located vacation condominiums and homes through referrals, word-of-mouth, limited local advertising and direct mailings. The Company believes there are significant opportunities to expand the use of additional marketing channels. The Company intends to capitalize on its extensive market presence by increasing the use of other marketing channels such as the world wide web, travel agents and national print media, which are difficult for local vacation rental and property management companies to use in a cost-effective manner. Given the Company's size and presence in premier destination resorts, the Company believes it will be an attractive partner to travel agents, tour package operators and other travel providers. These relationships should be a significant source of new customers and, in particular, will be a valuable marketing channel for off-peak seasons. Lastly, the Company plans to focus greater marketing efforts on European and other international travelers through a more extensive use of international print media, wholesalers and packaged tour companies.

     Expand Market Share of Condominium and Home Rentals in Existing Markets. A key element of the Company's growth strategy is to increase its selection of condominiums and homes in order to expand its market share and strengthen the local brands of each of the Operating Companies. The Company intends to attract new property owners by achieving high occupancy rates through effective national marketing, cross-selling and by offering additional incentives to property owners, such as QuestClub, the Company's new travel benefits program for owners of properties managed by ResortQuest. In addition, in order to capture a higher portion of the rental business from new condominiums and homes being built in
its  markets,   the

Company will focus on building and strengthening its relationships with both local and national developers as well as real estate brokerage companies.

     Pursue Opportunities for Profit Margin Expansion via Cost Savings and Additional Revenue Sources. Through the implementation of best practices, the Company believes there are numerous opportunities to improve the margins of the Operating Companies. First, the Company will strive to improve the efficiency of certain basic services such as reservations, housekeeping and laundry. The Company also believes that larger inventories of condominiums and homes in its markets will provide certain economies of scale in advertising, check-in locations, management, housekeeping and other services. In addition, several of the Operating Companies have developed unique additional revenue opportunities, such as assisting property owners in refurbishing their properties, offering trip cancellation insurance and charging fees for certain concierge-type services, several of which are adaptable at other Operating Companies. The Company believes that enhanced efficiency and economies of scale will reduce overall operating costs and allow the Company to achieve increased margins by spreading operating and corporate overhead costs over a larger revenue base. For example, the Company has achieved savings through company-wide contracts for long distance telephone service, credit card fees and insurance.

     Build National Market Presence Through Strategic Acquisitions. The vacation rental and property management industry continues to be highly fragmented, with over 3,000 geographically dispersed companies in the United States. The Company believes that such fragmentation provides significant opportunities for consolidation. The Company has implemented an aggressive acquisition program to gain a presence in additional premier destination resort locations as well as to expand its market share in existing resorts. Since the acquisition of the thirteen Founding Companies in May 1998, ResortQuest has acquired ten additional vacation rental and property management companies. The Company continues to seek companies with strong reputations and a commitment to high quality condominiums and homes and customer service.

     While the Company will seek to acquire the leading companies in each new market, the Company also plans to pursue tuck-in acquisitions through which it can expand its selection of condominiums and homes available for rent in its existing markets. Many acquisition candidates utilize First Resort's software, which the Company believes will enhance its ability to integrate such companies upon acquisition.

     The Company offers acquisition candidates: (i) affiliation with a national brand; (ii) the ability to cross-sell to customers of other vacation rental and property management companies; (iii) the ability to increase liquidity as a result of the Company's financial strength as a public company; and (iv) the ability to increase profitability as a result of the Company's centralization of certain administrative functions and other economies of scale.

MARKETS

     The Company currently manages condominiums and homes in 29 premier island, beach, mountain and desert resorts in the United States and Canada. The following table sets forth the resort locations at which the Company manages vacation home and condominium properties and the number of properties managed at each resort.



       BEACH RESORTS
       Gulf Shores, Alabama .........................................     384
       Bethany Beach, Delaware ......................................     626
       The Beaches of South Walton,
        Captiva Island, Destin, Ft. Myers,
        Okalossa Island and
        Sanibel Island, Florida .....................................   3,139
        St. Simons Island, Georgia ..................................     404
        Nantucket, Massachusetts ....................................   1,200
        The Outer Banks, North Carolina .............................     456
        Hilton Head Island, South Carolina ..........................     343

        DESERT RESORTS
        Scottsdale and Phoenix, Arizona .............................     150
        Palm Desert and
         Palm Springs, California ...................................     295

        HAWAIIAN RESORTS
        Hawaii, Kauai, Maui and Oahu, Hawaii ........................   5,124

        MOUNTAIN RESORTS
        Whistler, British Columbia ..................................     465
        Aspen, Breckenridge, Dillon and Telluride, Colorado .........   1,097
        Big Sky, Montana ............................................     207
        Sunriver, Oregon ............................................     162
        The Canyons, Deer Valley
         and Park City, Utah ........................................     348
                                                                        -----
        TOTAL(1).....................................................  14,400
                                                                       ======

---------
(1) Includes nonexclusive management contracts in Colorado and Massachusetts of 130 and 1,200 units, respectively.

SERVICES OFFERED

     Services Offered to Vacationers. The Company provides services to vacationers during all stages of the rental transaction from the selection and reservation of a condominium or home to the vacationers' arrival and throughout their stay. To make the selection and reservation process as simple and convenient as possible, ResortQuest in January 1999 launched
resortquest.com, an online, interactive web site that provides consumers with instant access to ResortQuest's inventory of approximately 14,400 vacation rental properties. Consumers can check availability and rental rates, view extensive information about each property, including photographs and floor plans, and make reservations directly online. ResortQuest also provides vacationers with catalogs containing color photographs and descriptions of available condominiums or homes. Reservations also are taken over ResortQuest's 24-hour toll-free reservations line by agents who are familiar with the specific condominiums and homes.

     To assure that vacationers' expectations are met by the condominium or home selected, ResortQuest in November 1998 implemented quality standards and accommodation categories for each of its vacation rental properties. The Company has established a basic set of criteria based on quality, appearance and amenity standards for each property. Each property also has been rated in one of five levels, Quest Home, Platinum, Gold, Silver and Bronze, based on its furnishings, soft goods, flooring, kitchen/appliances, televisions and stereos, bathrooms, decor, and other features such as swimming pools and exercise facilities.

     For the vacationers' arrival, the Company offers conveniently located check-in and check-out locations, many of which are located on-site at the front desk of the Company's condominium properties. Off-site check-in locations are typically conveniently located and easily accessible in their respective resort communities. In most destination resort communities, the Company maintains more than one conveniently located check-in facility. During their stay, vacationers at most locations are offered frequent cleaning and housekeeping services and access to emergency contact and maintenance personnel. In most locations, the Company offers more specialized "concierge" services such as bicycle and ski equipment rentals, ski lift tickets sales, shuttles to ski areas, golf tee times and restaurant reservations. The Company typically receives a fee for the provision of such services.

     Services Offered to Condominium and Home Owners. The Company provides condominium and home owners a wide range of high-quality vacation rental and property management services by combining local management expertise and attention with the marketing resources of a national brand. In most markets, the Company will assume complete responsibility for rental management of the condominium or home, including marketing, renting and maintaining the specific property as well as managing the common properties and homeowners' associations. The Company currently engages in extensive marketing activities, including its interactive web site, resortquest.com, print advertising in high-profile nationwide publications, and e-mail marketing, as well as direct catalog mailings to prior and prospective vacationers and direct solicitations of travel agents, wholesalers and package tour operators. The Company also handles all interaction with vacationers, including accepting rental payments and security deposits, operating check-in and check-out locations and offering linen, housekeeping and other services. Property owners are paid rental income each month for rental activity in the preceding month and are given a concise, timely and accurate monthly statement which details the rental activity and management of their condominiums and homes.

     Property maintenance services are provided by both Company employees and third party independent contractors. Services are either regularly scheduled, or provided on an "as needed" basis, depending on the service and the location. In most markets, the Company performs periodic inspections and makes recommendations to property owners for maintenance, refurbishment's and renovations necessary to maintain the quality of their condominiums and homes. In several of its destination resort markets, the Company provides professional interior design and refurbishment services to property owners to assist with the upkeep and appearance of their condominiums and homes. The Company includes routine maintenance services, such as replacing light bulbs or broken china, as part of an all inclusive commission structure in certain locations. In other markets, the Company collects fees from property owners for maintenance services through service and maintenance agreements and fee for service arrangements.

     For owners desiring to sell their vacation condominium or home, many of the Operating Companies provide traditional real estate brokerage services, including listing and showing the property. In 1998, net real estate sales commissions represented approximately 12% of pro forma combined revenues. The relative amount of such revenue varies by Operating Company but is more significant in those markets where the Company primarily offers free-standing homes, rather than condominiums, such as Aspen and Nantucket. The Company believes that the provision of real estate brokerage services provides it with a competitive advantage in identifying and securing properties for its rental management services and allowing it to meet all of the needs of vacation property owners.

     Owners of condominiums and homes managed by ResortQuest also may participate in QuestClub, a travel benefits program for the Company's homeowners initiated in December 1998. QuestClub members receive a 70 percent savings on vacation home and condominium rentals for stays of up to 28 days each year at other QuestClub member properties. The availability of QuestClub privileges is limited during extremely popular times to preserve the revenue potential for each participating homeowner. The QuestClub annual membership fee is $129.

MARKETING

     The marketing efforts of traditional vacation rental and property management companies, including the Operating Companies, are primarily through word of mouth referrals from satisfied customers (both vacationers and property owners), print advertising primarily in local newspapers and regional magazines and direct mail solicitations and catalogs sent to prior customers. Potential customers call as a result of a referral or in response to an advertisement or other promotion and are assisted by reservation agents in selecting the appropriate vacation property and making the reservation. Since its initial public offering, ResortQuest also has developed a multi-faceted, national marketing campaign targeting consumers and the travel trade through high-profile print advertising, direct mail, e-mail marketing, public relations and promotional programs. The Company also markets to travel agents and package tour operators primarily through advertisements in trade publications, such as the Hotel and Travel Index, and attendance at national and regional travel industry trade shows. Tour package operators typically combine transportation to a destination resort with the Company's vacation condominiums and homes and a car rental. Tour packages are distributed almost exclusively through travel agents.

     ResortQuest believes that its most important marketing resource is its web site, resortquest.com, which was launched in January 1999. For the first time, consumers can visit resort destinations across North America, view photographs and floor plans and make reservations directly on-line. The Company believes that a national marketing campaign should increase the effectiveness of the Operating Companies and companies to be acquired in the future, and expand the universe of potential customers for each resort location in which the Company operates.

     The Company intends to capitalize on its extensive market presence and further increase its use of the world wide web, travel agents and the print media. The Company believes that its extensive selection of vacation condominiums and homes will make it an attractive partner to travel agents, tour package operators and other travel providers. These relationships should be a significant source of new customers and, in particular, will be a valuable marketing channel for off-peak seasons. Lastly, the Company plans to focus greater marketing efforts on European and other international travelers through a more extensive use of international print media, wholesalers and packaged tour companies.

TECHNOLOGY

     First Resort Software, one of the Founding Companies, is a leading provider of integrated management, reservations and accounting software for the vacation rental and property management industry. Fourteen of the Operating Companies and over 700 other vacation rental and property management companies use First Resort Software's software programs. First Resort Software's software programs were developed to overcome problems encountered by rental property managers in attempting to utilize software programs developed for the hotel industry. First Resort Software's basic software allows vacation rental and property management companies to automate and computerize their reservations, billings, rental management and accounting tasks. Vacation rental and property management companies can use the software to generate current rates on individual condominiums and homes and call up specific descriptions of those condominiums and homes for potential customers. The software also allows companies to generate monthly revenue reports for property owners and to coordinate maintenance and housekeeping schedules. First Resort Software also offers additional modules and interfaces, including a work order generator, activities management system, credit card interface and on-line booking interface through the world wide web.

     The Company intends to rely extensively on the products and management expertise of First Resort to implement its technology strategy. Management believes that investment in technology will be critical in building a national, branded vacation rental and property management company for premier destination resorts and will be a significant competitive advantage in the future. The Company plans to utilize First Resort software to implement a central reservations system with world wide web functionality to allow vacationers to make their rental arrangements at any of the Company's properties. First Resort also is developing a JAVA Client/Server based graphical reservations application that will allow users of its software to completely integrate their reservations systems with the world wide web, as well as a JAVA Client/Server based version of all of its existing software applications. First Resort's software also will allow the Company to quickly link the Operating Companies' and future acquired companies' databases. The Company intends to develop proprietary data mining tools in order to enhance its cross-selling and direct marketing efforts.

YEAR 2000 COMPLIANCE

     The vacation property management industry uses a complex suite of software. The areas of greatest risk of software failure due to Year 2000 problems are:

     o Property Management Systems (guest services and back-office accounting)

     o Reservations/Inventory Management

     o Hardware BIOS (the software that runs "beneath" the operating system)

     o Analysis and/or management reporting tools

     o Embedded control systems (HVAC, elevator controls, etc.)

     ResortQuest is in the process of evaluating the various components of its operating environment (personal computer workstations and related equipment, network servers, telephone and data communication equipment, point of sale devices, software applications (both third party and internally developed software)), and embedded technology such as micro controllers. ResortQuest expects to complete the analysis and implement any corrective measures in early 1999. The Year 2000 project is not expected to delay or supercede other planned IT projects.

     Based upon the information gathered to date, ResortQuest estimates the upper range of the cost of the analysis and subsequent replacement or upgrade of system components which are not Year 2000 compliant, is approximately $600,000. A significant portion of the total potential expense estimate relates to the cost of replacement of personal computer hardware, servers and telecommunications equipment. Funding of Year 2000 costs is expected to be provided by cash flows from operations.

     The impact upon ResortQuest by Year 2000 issues is greatest in the areas of property management systems, telecommunications, and financial accounting/reporting. ResortQuest believes that the consequences of the Year 2000 issues with respect to adverse impact upon the Company's results of operations will not be material.

     ResortQuest will have contingency plans in place designed to mitigate the impact of Year 2000 issues. The contingency Plan will include items such as: offsite and/or manual reservations/inventory management, property management (guest services, back-office functions, work order administration), financial accounting and reporting, and management reporting. All contingency plans are expected to be developed, tested and implemented by the end of the third quarter 1999.

COMPETITION

     The vacation rental and property management industry is highly competitive and has low barriers to entry. The industry has two distinct customer groups: vacation property renters and vacation property owners. The Company believes that the principal competitive factors in attracting vacation property renters are: (i) market share and visibility; (ii) quality, cost and breadth of services and properties provided; and (iii) long-term customer relationships. The principal competitive factors in attracting vacation property owners are: (i) the ability to generate higher rental income and (ii) comprehensive management services at competitive prices. The Company competes for vacationers and property owners primarily with approximately 3,000 owner-operated companies that typically operate in a limited geographic area. Some of the Company's competitors are affiliated with the owners or operators of resorts in which such competitor provides its services. Certain of these smaller competitors may have lower overhead cost structures and may be able to provide their services at lower rates.

     The Company also competes for vacationers with large hotel and resort companies. Many of these competitor companies have greater financial resources than the Company enabling them to finance acquisition and development opportunities, to pay higher prices for the same opportunities or to develop and support their own operations. In addition, many of these companies can offer vacationers services not provided by vacation rental and property management companies, and they may have greater name recognition among vacationers. These companies might be willing to sacrifice profitability to capture a greater portion of the market for vacationers or pay higher prices than the Company for the same acquisition opportunities. Consequently, the Company may encounter significant competition in its efforts to achieve its internal and acquisition growth objectives as well as its operating strategies focused on increasing the profitability of the Operating Companies and subsequently acquired companies.

EMPLOYEES

     The Company had approximately 2,800 employees as of December 31, 1998. The Company relies significantly on temporary employees to meet peak season demands. In the course of performing service and maintenance work, the Company also utilizes the services of independent contractors. The Company believes its relationships with its employees and independent contractors are good.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Our disclosure and analysis in this report and in our 1998 Annual Report to Shareholders contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

     Any or all of our forward-looking statements in this report, in the 1998 Annual Report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion above will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

     We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect the Company. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

     ABSENCE OF COMBINED OPERATING HISTORY; RISKS OF INTEGRATION. ResortQuest was founded in September 1997 but conducted no operations and generated no revenues prior to its initial public offering in May 1998, when it simultaneously acquired the Founding Companies. Subsequent to May 1998, we acquired ten additional vacation rental and property management companies. Prior to such acquisitions, the Operating Companies operated as separate independent entities. Currently, the Company relies on the existing reporting systems of the Operating Companies for financial reporting. The pro forma combined financial statements of the Founding Companies and the 1998 Acquired Companies cover periods when these companies and ResortQuest were not under common control or management. Consequently, they may not be indicative of our future financial or operating results.

     The Company's senior management group was assembled in connection with the initial public offering. We cannot assure you that the management group will be able to continue to manage effectively the combined entity or effectively implement our operating and growth strategies. If we are unable to integrate successfully the Operating Companies and future acquisitions, it would have a material adverse effect on our business and financial results. It also would make it unlikely that our acquisition program will continue to be successful.

     The Operating Companies offer a variety of different services to property owners and vacationers, use different sales and marketing techniques to attract new customers, utilize different fee structures and target different customer segments. In addition, almost all of the Operating Companies operate in different geographic markets with varying levels of competition, development plans and local market dynamics. These differences increase the risk inherent in successfully completing the integration of the Operating Companies.

     RISKS ASSOCIATED WITH THE VACATION RENTAL AND PROPERTY MANAGEMENT INDUSTRY; GENERAL ECONOMIC CONDITIONS. Our business and financial results are dependent upon various factors affecting the vacation rental and property management industry. Factors such as the following could have a material adverse effect on our business and financial results:

     o a reduction in the demand for vacation properties, particularly for beach and island resort properties and mountain resort properties;

     o adverse changes in travel and vacation patterns;

     o adverse changes in the tax treatment of second homes;

     o an oversupply of vacation properties;

     o a downturn in the leisure and tourism industry;

     o increases in gasoline or airfare prices; and

     o adverse weather conditions or natural disasters, such as hurricanes, tidal waves or tornadoes.

     SEASONALITY AND QUARTERLY FLUCTUATIONS. Our business is highly seasonal. The financial results of each of the Operating Companies have been subject to quarterly fluctuations caused primarily by the seasonal variations in the vacation rental and property management industry. Peak seasons for the Operating Companies depend upon whether the resort is primarily a summer or winter destination. During 1998, we derived approximately 30.0% of our pro forma revenues and 71.8% of our operating income in the first quarter and 24.4% of our pro forma revenues and 25.7% of our operating income in the third quarter. Although the seasonality of our financial results may be partially mitigated by the geographic diversity of the Operating Companies and any future acquisitions, we expect a significant seasonal factor with respect to our financial results to continue.

     Our quarterly financial results may also be subject to fluctuations as a result of the timing and cost of acquisitions, the timing of real estate sales, changes in relationships with travel providers, extreme weather conditions or other factors affecting leisure travel and the vacation rental and property management industry. Unexpected variations in our quarterly financial results could adversely affect the price of the Common Stock which in turn could adversely affect our proposed acquisition strategy.

     RISKS OF DEPENDENCE ON THIRD PARTIES. We manage properties that are generally located in destination resorts which depend upon third parties for the development of new homes and condominiums, as well as resort amenities such as golf courses and chair lifts. If such third parties fail to continue to develop or to invest in resort facilities and amenities, it could have a material adverse effect on the rental value of the Company's properties and, consequently, on our business and financial results.

     We also depend on travel agents, package tour providers and wholesalers for a significant portion of our revenues. During 1998, we derived approximately 24% of our combined revenues from sales made through or to travel agents, package tour providers and wholesalers. If travel agents, package tour providers and wholesalers fail to continue to recommend or package ResortQuest's vacation properties, it could have a material adverse effect on our business and financial results.

     FACTORS AFFECTING INTERNAL GROWTH. ResortQuest has experienced revenue and earnings growth on a pro forma combined basis over the past few years, including
(i) increases in pro forma combined revenues and earnings of approximately 6.8% and 40.7%, respectively, from 1996 to 1997, and (ii) increases in pro forma combined revenue of approximately 22.2% and decreases in pro forma combined earnings of 8.0%, from 1997 to 1998. The total market for vacation condominium, home and apartment rentals, which are marketed predominantly by vacation rental and property management companies, experienced an 8.7% increase in total revenues from 1995 to 1996. We cannot assure you that we or the total market for vacation property rentals will continue to experience growth. Factors affecting our ability to continue to experience internal growth include, the ability to maintain existing relationships with property owners, expand the number of properties under management and cross-sell among the Operating Companies, as well as continued demand for such rentals.

     RISKS OF GEOGRAPHIC CONCENTRATION OF OPERATIONS. ResortQuest manages properties that are significantly concentrated in beach and island resorts located in Florida and the Hawaiian Islands and mountain resorts located in Colorado and Utah. The following table sets forth the December 31, 1998 combined pro forma revenue and percentage of total pro forma revenues derived from each location.


                                       COMBINED     % OF TOTAL
               REGION                  REVENUES      REVENUES
-----------------------------------   ----------   -----------
       Florida ....................    $12,821         18.4%
       Hawaii .....................     21,874         31.5%
       Colorado and Utah* .........     12,619         18.2%
       Other ......................     22,133         31.9%
                                       -------
       Total ......................    $69,447
                                       =======

       ----------
       *  excludes revenues of First Resort Software


Adverse events or conditions which affect these areas in particular, such as economic recession, changes in regional travel patterns, extreme weather conditions or natural disasters, would have a more significant adverse effect on our operations, than if our operations were more geographically diverse.

     RISKS ASSOCIATED WITH ACQUISITIONS. ResortQuest intends to expand the markets it serves and increase the number of properties it manages, in part, through the acquisition of additional vacation rental and property management companies. We cannot assure you that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into our existing operations without substantial costs, delays or other operational or financial problems. It is possible that competition may increase for companies we might seek to acquire. In such event, there may be fewer acquisition opportunities available to us, as well as higher acquisition prices.

     Acquisitions also involve a n umber of special risks which could have a material adverse effect on our business and financial results. These risks include the following:

     o the  failure of acquired companies to achieve expected financial results;

     o diversion of management's attention;

     o failure to retain key personnel;

     o amortization of acquired intangible assets; and

     o increased potential for customer dissatisfaction or performance problems at a single acquired company to affect adversely our reputation and brand name.

     We  may  also  seek  international  acquisitions  that  may be  subject  to additional risks associated with doing business in such countries. We continually review various strategic acquisition opportunities and have held discussions with a number of such acquisition candidates. ResortQuest is a party to two agreements to acquire vacation rental and property management companies in Crested Batte, Colorado, and Whistler, British Columbia. These agreements, which do not represent significant acquisitions, are subject to customary terms and conditions to closing. ResortQuest expects the acquisitions to close prior to the end of the first quarter of fiscal 1999 and anticipates that the transactions will be accounted for as a pooling of interests.

     ResortQuest intends to use shares of Common Stock to finance a portion of the consideration for future acquisitions. If the Common Stock does not maintain a sufficient market value, or the owners of businesses we may seek to acquire are otherwise unwilling to accept shares of Common Stock as part of the consideration for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to implement our acquisition strategy. If we have insufficient cash resources, our growth could be limited unless we are able to obtain additional funds through debt or equity financings. We cannot assure you that our cash resources will be sufficient, or that other financing will be available on terms we find acceptable. If we are unable to obtain financing sufficient for all of our desired acquisitions, we may be unable to implement fully our acquisition strategy.

     MANAGEMENT OF GROWTH. We plan to continue to grow internally and through acquisitions. We will expend significant time and effort in expanding the Operating Companies and in identifying, completing and integrating acquisitions. We cannot assure you that our systems, procedures and controls will be adequate to support our operations as they expand. Any future growth also will impose significant added responsibilities on members of senior management, including the need to identify, recruit and integrate new managers and executives. We cannot assure you that we will be able to identify and retain such additional management. If we are unable to manage our growth efficiently and effectively, or we are unable to attract and retain additional qualified management, it could have a material adverse effect on our business and financial results.

     RELIANCE ON KEY PERSONNEL. Our business substantially depends on the efforts and relationships of David C. Sullivan, Chairman and Chief Executive Officer, the other executive officers of the Company and the senior management of the Operating Companies. Furthermore, we will likely be dependent on the senior management of any businesses acquired in the future. If any of these persons becomes unable to continue in his or her role, or if we are unable to attract and retain other qualified employees, it could have a material adverse effect on our business and financial results. Although ResortQuest has entered into employment agreements with each of ResortQuest's executive officers and the majority of the managers of the Operating Companies, we cannot assure you that any of these individuals will continue in his or her present capacity for any particular period of time.

     SUBSTANTIAL AMOUNTS OF GOODWILL. Approximately $130.2 million, or 70.4%, of the Company's total assets as of December 31, 1998, is net goodwill, which represents the excess of consideration we paid over the estimated fair market value of net assets we acquired in business combinations accounted for as purchases. ResortQuest generally amortizes goodwill on a straight line method over a period of 40 years, except for First Resort Software which is being amortized over 15 years, with the amount amortized in a particular period constituting a non-cash expense that reduces our net income. Amortization of goodwill resulting from certain past acquisitions, and additional goodwill recorded in certain future acquisitions may not be deductible for tax purposes. In addition, we will periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from operations and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, we would be required to write down the carrying value of the goodwill and incur a related charge to our income. A reduction in net income resulting from a write down of goodwill would currently affect our financial results and could have a material and adverse impact upon the market price of the Common Stock.

     SHORT-TERM RENTAL AND PROPERTY MANAGEMENT CONTRACTS. We provide rental and property management services to property owners pursuant to management contracts which generally have one year terms. The majority of such contracts contain automatic renewal provisions but also allow property owners to terminate the contract at any time. If property owners do not renew a significant number of management contracts or we are unable to attract additional property owners, it would have a material adverse effect on our business and financial results. In addition, although most of our contracts are exclusives, industry standards in certain geographic markets dictate that rental services be provided on a non-exclusive basis. Approximately 1.1% of our revenues for 1998 on a pro forma combined basis were derived from rental services provided on a non-exclusive basis. We are unable to determine the percentage of the national rental services market that is provided on a non-exclusive basis.

     RISKS ASSOCIATED WITH HOMEOWNERS' ASSOCIATION MANAGEMENT CONTRACTS. We currently provide homeowners' association management services at numerous condominium developments pursuant to contracts with the homeowners' association present at such developments. We frequently provide rental management services for a significant percentage of the condominiums within these developments. Providing management services for homeowners' associations frequently leads the associations to request that we manage and control the front desk operations, laundry facilities and other related services of the condominium developments. Controlling these services often gives us a competitive advantage over other vacation rental and property management companies in retaining the condominiums we currently manage and in attracting new property owners.

     We cannot assure you that a homeowners' association will not terminate its management agreement with us. If a homeowners' association terminates a management agreement, we could lose the control or management of the front desk and related services, thereby eliminating our competitive advantage. If we lose our competitive advantage, it could cause a reduction in the number of properties we manage and an increase in the expenses required to retain and maintain the condominiums we manage at that site. Any such termination could have a material adverse effect on our business and financial results.

     YEAR 2000 COMPUTER SYSTEMS COMPLIANCE. As described above, ResortQuest is working to address "Year 2000" issues. If we should fail to identify or fix all such issues in our own operations, or if we are affected by the inability of a sole-source supplier or a major customer to continue operations due to such a problem, our operations could be affected.

     COMPETITION. The vacation rental and property management industry is highly competitive and has low barriers to entry. The industry has two distinct customer groups: vacation property renters and vacation property owners. We compete for vacationers and property owners primarily with local vacation rental and property management companies located in our markets. Some of these competitors are affiliated with the owners or operators of resorts in which such competitor provides its services. Certain of these competitors may have lower cost structures and may be able to provide their services at lower rates.

     We also compete for vacationers with large hotel and resort companies. Many of these competitors are large companies with greater financial resources than ResortQuest, enabling them to finance acquisition and development opportunities, pay higher prices for the same opportunities or develop and support their own operations. In addition, many of these companies can offer vacationers services not provided by vacation rental and property management companies, and they may have greater name recognition among vacationers. If such companies chose to compete in the vacation rental and property management industry, they would constitute formidable competition for our business. Such competition could cause us to lose management contracts, increase expenses or reduce management fees which could have a material adverse effect on our business and financial results.

     CONTROL BY EXISTING MANAGEMENT AND STOCKHOLDERS. The executive officers and directors of ResortQuest, and entities affiliated with them, as of December 31, 1998, own shares of Common Stock representing approximately 39% of the total voting power of the Common Stock (approximately 41% if all shares of Restricted Common Stock (which are entitled to one-half vote per share) were converted into Common Stock). These persons, if acting together, will likely be able to exercise control over the Company's affairs, to elect all of the directors and to control the disposition of any matter submitted to a vote of stockholders.

     PORTION OF REVENUES DERIVED FROM REAL ESTATE SALES. We derived approximately 12% of our pro forma combined revenues for 1998 on a combined basis from net real estate brokerage commissions. Any factors which adversely affect real estate sales, such as a downturn in general economic conditions or changes in interest rates, the tax treatment of second homes or property values, could have a material adverse effect on our business and financial results.

     GOVERNMENT REGULATION OF VACATION RENTAL AND PROPERTY MANAGEMENT INDUSTRY. ResortQuest's operations are subject to various federal, state and local laws and regulations, including licensing requirements applicable to real estate operations, laws and regulations relating to consumer protection and local ordinances. Many states have adopted specific laws and regulations which regulate our activities, such as:

     o real estate and travel services provider license requirements;

     o anti-fraud laws;

     o telemarketing laws;

     o environmental laws;

     o the Fair Housing Act;

     o the Americans With Disabilities Act; and

     o labor laws.

     We believe that we are in material compliance with all federal, state, local and foreign laws and regulations to which we are currently subject. However, we cannot assure you that the cost of qualifying under applicable regulations in all jurisdictions in which we desire to conduct business will not be significant or that we are actually in compliance with all applicable federal, state, local and foreign laws and regulations. Compliance with or violation of any current or future laws or regulations could require us to make material expenditures or otherwise have a material adverse effect on our business and financial results.

     RELATIONSHIPS WITH OPERATING COMPANY AFFILIATES; POTENTIAL CONFLICTS OF INTERESTS. Several lease agreements, management contracts and other agreements with stockholders of the Operating Companies and entities controlled by them continued after the closing of the acquisitions of the Operating Companies. We have also entered into certain similar agreements that became effective upon such acquisitions. In addition, we may enter into similar agreements in the future. Although we believe that the existing agreements we have entered into with related persons, other than a loan agreement with the former principal stockholder of Aston Hotels & Resorts, are and that all future agreements will be on terms no less favorable to ResortQuest than it could obtain unrelated third parties, conflicts of interests may arise between the Company and these related persons.

     At December 31, 1998 the former principal stockholder of Aston Hotels & Resorts owed ResortQuest, either directly or through entities controlled by him (including properties managed by Aston Hotels & Resorts), approximately $4.2 million. $4.0 million of this amount is fully collateralized by cash or cash equivalents and real estate or by the former principal stockholder's personal guarantee (not to exceed $1.0 million).

     POTENTIAL EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE ON PRICE OF COMMON STOCK. The market price of the Common Stock could drop as a result of the sale of substantial amounts of Common Stock in the public market, or the perception that such sales could occur.

     ResortQuest has 16,891,927 shares of Common Stock outstanding as of December 31, 1998. The 6,670,000 shares of Common Stock sold in the initial public offering are freely tradable unless held by affiliates of the Company. Simultaneous with the closing of the acquisition of the Founding Companies, the stockholders of the Founding Companies received, in the aggregate, 6,119,656 shares. Management and founders of ResortQuest own 3,134,630 shares. These 9,254,286 shares have not been registered under the Securities Act of 1933, and, therefore, may not be sold unless registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144. Furthermore, the holders of these shares have agreed with ResortQuest not to sell, transfer or otherwise dispose of any of these shares for one year following the closing of the initial public offering (until May 26, 1999). However, the holders of these shares also have certain demand registration rights beginning two years after the initial public offering and certain piggyback registration rights with respect to these shares.

     ResortQuest has registered 3,000,000 shares of Common Stock for use as consideration for recent and future acquisitions. These shares will generally be freely tradable after issuance, unless the resale thereof is contractually restricted or unless the holders thereof are subject to the restrictions on resale provided in Rule 145 under the Securities Act. ResortQuest has issued 967,641 shares of Common Stock in connection with the five acquisitions which closed in 1998 after the initial public offering. All of these shares were registered under the Securities Act and 205,868 of these shares are subject to certain contractual transfer restrictions expiring between May 30, 1999 and February 1, 2000.

     POSSIBLE VOLATILITY OF STOCK PRICE. There was no public market for the Common Stock prior to the initial public offering. Although a public market for the common stock has developed, we cannot assure you that the public market for the Common Stock will be active or continue. The following factors, among others, may cause the market price of the Common Stock to significantly increase or decrease:

     o variations in our annual or quarterly financial results or the financial results of our competitors;

     o changes by financial research analysts in their estimates of our earnings;

     o our failure to meet financial research analysts' estimates of our earnings;

     o conditions in the general economy, or the vacation and property rental management or leisure and travel industries in particular;

     o unfavorable publicity about ResortQuest or our industry; and

     o significant price and volume volatility in the stock market in general for reasons unrelated to ResortQuest.

     ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER AND BY-LAW PROVISIONS. Certain provisions of our Certificate of Incorporation could make it more difficult for a third party to acquire control of ResortQuest, even if such change in control would be beneficial to stockholders. The directors are allowed to issue preferred stock without stockholder approval. Such issuances could make it more difficult for a third party to acquire ResortQuest. The Company's By-Laws contain other provisions that may have an anti-takeover effect.

     On February 25, 1999, the Board of Directors adopted a shareholder rights plan that is designed to protect company stockholders in the event of takeover action that would deny them the full value of their investment. Under this plan, a dividend distribution of one right for each share of Common Stock was declared to holders of record at the close of business on March 15, 1999. The rights will become exercisable only in the event, with certain exceptions, an acquiring party accumulates 15 percent or more of ResortQuest's voting stock, or if a party announces an offer to acquire 15 percent or more of ResortQuest's voting stock. The rights will expire on March 15, 2009. Each right will entitle the holder to buy one one-hundredth of a share of a new series of preferred stock at a price of $87.00. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either ResortQuest stock or shares in an "acquiring entity" at half of market value. ResortQuest generally will be entitled to redeem the rights at $0.01 per right at any time until the date on which a 15 percent position in its voting stock is acquired by any person or group. The rights plan is designed to prevent the use of coercive and/or abusive takeover techniques and to encourage any potential acquiror to negotiate directly with the Board for the benefit of all stockholders. In addition, the rights plan is intended to provide increased assurance that a potential acquiror would pay an appropriate control premium in connection with any acquisition of ResortQuest. Nevertheless, the rights plan could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change of control of ResortQuest.

ITEM 2. PROPERTIES

     The Company has 95 properties located in 11 states and 27 cities in the United States and Canada. These properties consist principally of offices and maintenance, laundry and storage facilities. The Company owns 20 of these facilities and leases the remaining 75 properties. The Company considers all of its owned and leased properties to be suitable and adequate for the conduct of its business.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various legal actions arising in the ordinary course of its business. ResortQuest does not believe that any of these actions will have a material adverse effect on its business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                       EXECUTIVE OFFICERS OF THE COMPANY

     As of March 23, 1999, the following executive officers of the Company hold the offices indicated until their successors are chosen and qualified after the next annual meeting of shareholders:



David C. Sullivan ...........   59     Chairman and Chief Executive Officer
David L. Levine .............   51     President and Chief Operating Officer
Jeffery M. Jarvis ...........   43     Senior Vice President and Chief Financial Officer
W. Michael Murphy ...........   52     Senior Vice President, Development
Jules S. Sowder .............   42     Senior Vice President, Marketing
John K. Lines ...............   39     Senior Vice President, General Counsel and Secretary
Frederick L. Farmer .........   49     Senior Vice President and Chief Information Officer

     DAVID C. SULLIVAN became the Chairman and Chief Executive Officer and a director of the Company in May 1998. From April 1995 to December 1997, Mr. Sullivan was the Executive Vice President and Chief Operating Officer, and a director, of Promus Hotel Corporation, a publicly traded hotel franchiser, manager and owner of hotels whose brands include Hampton Inn, Homewood Suites and Embassy Suites. From 1993 to 1995, Mr. Sullivan was the Executive Vice
President and Chief Operation Officer of the Hotel Division of the Promus Companies Incorporated ("PCI"). He was the Senior Vice President of Development and Operations of the Hampton Inn/Homewood Suites Hotel Division of PCI from 1991 to 1993. From 1990 to 1991, Mr. Sullivan was the Vice President of Development of the Hampton Inn Hotel Division of PCI.

     DAVID L. LEVINE became the President and Chief Operating Officer and a director of the Company in May 1998. Mr. Levine was President and Chief Operating Officer of Equity Inns, Inc., a real estate investment trust that specializes in hotel acquisitions, from June 1994 to April 1998. Mr. Levine was also President and Chief Operations Officer of Trust Management Inc., which operated Equity Inns properties, from June 1994 until November 1996. Prior to that, he was President of North American Hospitality, Inc., a hotel management and consulting company, which he formed in 1985.

     JEFFERY M. JARVIS became Senior Vice President and Chief Financial Officer of the Company in May 1998. From April 1995 to January 1998, Mr. Jarvis was the Vice President, Controller and Principal Accounting Officer of Promus Hotel Corporation. From September 1994 to April 1995, Mr. Jarvis was the Director of Special Projects for PCI. He was the Director of Finance of Harrah's St. Louis Riverport from June 1994 to September 1994, and was the Assistant Controller of PCI from 1992 to 1994. From 1979 to 1992, Mr. Jarvis was a Senior Audit Manager of Arthur Andersen LLP.

     W. MICHAEL MURPHY became the Senior Vice President of Development of the Company in May 1998. Mr. Murphy was President of Footprints International, a company involved in the planning of resort properties in the Bahamas, from 1996 to 1997. From 1994 to 1996, he was a Senior Managing Director of Geller & Co., a Chicago-based hotel advisory and asset management firm. Prior to joining Geller & Co. he acted as a hotel consultant from 1992 to 1994. Mr. Murphy was a founding partner of the hotel investment firm of Moeckel Murphy (1990-1992) and a founding general partner of Metric Partners (1981-1990), a real estate investment company that was a joint venture between the partners of The Fox Group and Metropolitan Life Insurance Company. Prior to that time, he was the Director of Real Estate for Holiday Inns, Inc. from 1973 to 1981.

     JULES S. SOWDER became the Senior Vice President of Marketing of the Company in May 1998. Ms. Sowder was Vice President of Marketing for Promus Hotel Corporation from 1995 to January 1998. From 1993 to 1995, she served as the Vice President of Marketing for the Hampton Inn division of Promus Hotel Corporation. She served as Director of Marketing for the Hampton Inn division from 1990 to 1993. Ms. Sowder has been recognized by Travel Agent Magazine as one of the Top 10 most successful women in the hotel industry.

     JOHN K. LINES became Senior Vice President, General Counsel and Secretary of the Company in May 1998. Mr. Lines was General Counsel and Secretary of Insignia Financial Group, Inc., a fully integrated real estate services company from 1994 until March 1998. He also served as Vice President and Secretary of Insignia Properties Trust from 1996 until March 1998. From May 1993 until June 1994, Mr. Lines was employed as Assistant General Counsel and Vice President of Ocwen Financial Corporation, a unitary thrift holding company. From October 1991 until April 1993, Mr. Lines was employed as Senior Attorney of Banc One Corporation in Columbus, Ohio.

     FREDERICK L. FARMER became Senior Vice President and Chief Information Officer of the Company in May 1998. Mr. Farmer was Senior Vice President for Internet and Desktop Services of Marriott International from November 1996 to April 1998. He also served as Vice President of Data Resources & Services for Marriott International from March 1992 to November 1996.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal market for our Common Stock is the New York Stock Exchange. Information required by this item concerning quarterly sales price data is incorporated by reference from the table Quarterly Results of Operations on page 40 of the 1998 Annual Report to Shareholders.

     The following is certain information concerning all sales of securities by the Company during the year ended December 31, 1998 that were not registered under the Securities Act of 1933:

     (a) ResortQuest was formed in September 1998 and issued 293.9481 shares of Common Stock to Alpine Consolidated II, LLC and Capstone Partners, LLC at a per share price of $.01. The offer and sale of these shares was exempt from registration under the Securities Act in reliance on
          Section 4(2) thereof because, among other things, the offers and sales were made to a small number of sophisticated investors who had access to information about the Company and were able to bear the economic risk of loss of their investment. On March 9, 1998, the number of these shares was increased by a 8,834.76-for-one stock split.

     (b) In January and February of 1998, the Company issued a total of 518,369 shares of Common Stock at a price of $.01 per share to persons who were to become members of the management of ResortQuest. The offer and sale of these shares was exempt from registration under the Securities Act in reliance on Section 4(2) thereof because, among other things, the offers and sales were made to a small number of sophisticated investors who had access to information about the company and were able to bear the economic risk of loss of their investment.

     (c) In May 1998, the Company issued the following shares in connection with the acquisition of the Founding Companies:


                                                                            SHARES OF
                             COMPANY                                       COMMON STOCK
          ---------------------------------------------------------------- -------------
          Aston Hotels & Resorts ...................................       1,708,333
          Brindley & Brindley Realty and Development, Inc. .........         195,000
          Coastal Resorts Realty L.L.C. ............................         816,667
          Collection of Fine Properties, Inc. ......................         404,167
          First Resort Software, Inc. ..............................         290,767
          Houston and O'Leary Company ..............................         248,167
          Maui Condominium and Home Realty, Inc. ...................         166,667
          The Maury People, Inc. ...................................         150,000
          Priscilla Murphy Realty, Inc. ............................       1,144,036
          Resort Property Management, Inc. .........................         108,333
          Telluride Resort Accommodations, Inc. ....................         125,103
          Trupp-Hodnett Enterprises, Inc. ..........................         627,833
          Whistler Chalets Limited .................................         134,583


          The offer and sale of these shares was exempt from registration under the Securities Act in reliance on Section 4(2) thereof because, among other things, the offers and sales were made to a small number of sophisticated investors who had access to information about the Company and were able to bear the economic risk of loss of their investment.

ITEM 6. SELECTED FINANCIAL DATA

     Financial information required by this item is incorporated by reference from the Selected Financial Data on page 40 of the 1998 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is incorporated by reference from the Management's Discussion and Analysis on pages 11 through 20 of the 1998 Annual Report to Shareholders.

ITEMS 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this item is incorporated by reference from the discussion under the heading Management's Discussion and Analysis on page 20 of the 1998 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is incorporated by reference from the Report of Independent Public Accountants found on page 39, from the consolidated financial statements and supplementary data on pages 21 through 38 of the 1998 Annual Report to Shareholders, and from the audited financial statements of Priscilla Murphy Realty, Inc., Collection of Fine Properties, Inc., Coastal Resorts Management, Inc. and Coastal Resorts Realty L.L.C., First Resort Software, Inc., Houston and O'Leary Company, Brindley & Brindley (including Brindley & Brindley Realty and Development, Inc. and B&B On The Beach, Inc.), The Maury People, Inc., Resort Property Management, Inc., Telluride Resort Accommodations, Inc. and Trupp-Hodnett Enterprises, Inc. filed as Exhibits 99.2 through 99.11 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information about Directors of the Company is incorporated by reference from the discussion under Item 1 of our Proxy Statement for the 1999 Annual Meeting of Shareholders. The balance of the response to this item is contained in the discussion entitled Executive Officers of the Company in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Information about executive compensation is incorporated by reference from the discussion under the heading Compensation of Executive Officers in our Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading Security Ownership of Management and Principal Stockholders in our Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information about certain relationships and transactions with related parties is incorporated herein by reference from the discussion under the heading Certain Relationships and Related Transactions under Item 1 of our Proxy Statement for the 1998 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14(a)(1) FINANCIAL STATEMENTS

     ResortQuest International, Inc. The following consolidated financial statements, related notes and report of independent public accountants, from the 1998 Annual Report to Shareholders, are incorporated by reference into Item 8 of
Part II of this report.


                                                              PAGES(S) IN THE 1998 ANNUAL
                                                                REPORT TO SHAREHOLDERS
                                                             ----------------------------
   Consolidated Balance Sheets .............................              21
   Consolidated Statements of Income .......................              22
   Consolidated Statements of Stockholders' Equity .........              24
   Consolidated Statements of Cash Flows ...................              25
   Notes to Consolidated Financial Statements ..............              26
   Report of Independent Public Accountants ................              39
   Quarterly Results of Operations .........................              40
   Selected Financial Data .................................              40


     Priscilla Murphy Realty, Inc. The audited financial statements, related notes and report of independent public accountants filed as Exhibit 99.2 of this report are incorporated by reference into Item 8 of Part II of this report.

     Collection of Fine Properties, Inc. The audited financial statements, related notes and reports of independent public accountants filed as Exhibit
99.3 of this report are incorporated by reference into Item 8 of Part II of this report.

     Coastal Resorts Management, Inc. and Coastal Resorts Realty L.L.C. The audited financial statements, related notes and report of independent public accountants filed as Exhibit 99.4 of this report are incorporated by reference into Item 8 of Part II of this report.

     First Resort Software, Inc. The audited financial statements, related notes and report of independent public accountants filed as Exhibit 99.5 of this report are incorporated by reference into Item 8 of Part II of this report.

     Houston and O'Leary Company. The audited financial statements, related notes and report of independent public accountants filed as Exhibit 99.6 of this report are incorporated by reference into Item 8 of Part II of this report.

     Brindley & Brindley (including Brindley & Brindley Realty and Development, Inc. and B&B On the Beach, Inc.). The audited financial statements, related notes and report of independent public accountants filed as Exhibit 99.7 of this report are incorporated by reference into Item 8 of Part II of this report.

     The Maury People, Inc. The audited financial statements, related notes and report of independent public accountants filed as Exhibit 99.8 of this report are incorporated by reference into Item 8 of Part II of this report.

     Resort Property Management, Inc. The audited financial statements, related notes and report of independent public accountants filed as Exhibit 99.9 of this report are incorporated by reference into Item 8 of Part II of this report.

     Telluride Resort Accommodations, Inc. The audited financial statements, related notes and report of independent public accountants filed as Exhibit
99.10 of this report are incorporated by reference into Item 8 of Part II of this report.

     Trupp-Hodnett Enterprises (including Trupp-Hodnett Enterprises, Inc. and THE Management Company). The audited financial statements, related notes and report of independent public accountants filed as Exhibit 99.11 of this report are incorporated by reference into Item 8 of Part II of this report.

14(a)(2) FINANCIAL STATEMENT SCHEDULES

     Schedules are omitted because they are not required or the information is given elsewhere in the financial statements. The financial statements of unconsolidated subsidiaries are omitted because they are not applicable.

14(a)(3) EXHIBITS

     These exhibits are available upon request at a charge of ten cents per page. Requests should be directed to John K. Lines, Secretary, ResortQuest International, Inc., 530 Oak Court Drive, Suite 360, Memphis, TN 38117


2.1 Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., HCP Acquisition Corp., and Hotel Corporation of the Pacific, Inc. and Andre' S. Tatibouet (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.2 Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., B&B Acquisition Corp., Brindley Acquisition Corp., B&B On The Beach, Inc., Brindley and Brindley Realty and Development, Inc., Douglas R. Brindley and Betty Shotton Brindley (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.3 Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Coastal Realty Acquisition LLC, Coastal Management Acquisition Corp. and Coastal Resorts Realty LLC, Coastal Resorts Management, Inc., Joshua M. Freeman, T. Michael McNally and CMF Coastal Resorts, L.L.C. (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.4 Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc. and Collection of Fine Properties, Inc., Ten Mile Holdings, Ltd., Luis Alonso, Domingo
           R. Moreira, Brenda M. Lopez Ibanez and Ana Maria Moreira (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.5 Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc. and Houston and O'Leary Company and Heidi O'Leary Houston (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.6 Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Jupiter Acquisition Corp. and Jupiter Property Management at Park City, Inc. and Jon R. Brinton (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.7 Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Maui Acquisition Corp. and Maui Condominium and Home Realty, Inc., Daniel C. Blair and Paul T. Dobson (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.8 Areement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Maury Acquisition Corp. and The Maury People, Inc. and Sharon Benson Doucette (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.9 Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Priscilla Acquisition Corp., Realty Consultants Acquisition Corp., Realty Consultants, Inc., and Howey Acquisition, Inc., Charles O. Howey and Dolores C. Howey (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.10 Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., RPM Acquisition Corp. and Resort Property Management, Inc., Daniel L. Meehan, Kimberlie C. Meehan and Nancy Hess (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.11 Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Telluride Acquisition Corp., and Telluride Resort Accommodations, Inc. and Steven A. Schein, Michael E. Gardner, Park Brady, Daniel Shaw, Carolyn S. Shaw, Virginia C. Gordon, Joyce Allred, Ronald D. Allred, A.J. Wells, Forrest Faulconer, Thomas McNamara, Donald J. Peterson, Nancy McNamara, Charles E. Cobb, Jr., Sue M. Cobb, Stephen A. Martori, Anthony F. Martori, Arthur John Martori and Alan Mishkin (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.12 Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Trupp Acquisition Corp., Management Acquisition Corp. and Trupp-Hodnett Enterprises, Inc., THE Management Company, Hans F. Trupp, Roy K. Hodnett, Pat Hodnett Cooper and Austin Trupp (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.13 Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Whistler Holding Corp. and Whistler Chalets Ltd. and J. Patrick McCurdy (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.14 Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., FRS Acquisition Corp., First Resort Software, Inc., Thomas A. Leddy, Evan H. Gull and Daniel Patrick Curry (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.15 Stock Purchase Agreement dated September 11, 1998 by and among ResortQuest International, Inc., Abbott Realty Services, Inc., Tops'L Sales Group, Inc., William W. Abbott, Jr., Stephen J. Abbott, James R. Steiner, Charles H. Van Driver, Sue C. Van Driver and Angus
            G. Andrews, (previously filed on October 16, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-56703) and incorporated herein by reference).

 3.1 Certificate of Incorporation, as amended (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

 3.2         Bylaws of the Company, Amended as of February 10, 1999.

 3.3 Certificate of Amendment of Certificate of Incorporation of Company, dated April 23, 1998 (changing the name of the Company from Vacation Properties International, Inc. to ResortQuest International, Inc.) (previously filed on April 27, 1998 as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

 3.4 Certificate of Amendment of Certificate of Incorporation of the Company, dated May 11, 1998 (previously filed on May 12, 1998 as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

 4.1 Specimen Common Stock Certificate (previously filed on April 27, 1998 as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

 4.2 Form of Registration Rights Agreements between the Company and each of Alpine Consolidated II, LLC, Capstone Partners, LLC, John Przywara, David Marshall, Douglas W. Comfort, Robert G. Falcone, Wayne Heller, Dwain Wall, Stephen J. Garchik, John Shaw, David Sullivan, Jeffery M. Jarvis, Frederick L. Farmer, W. Michael Murphy, Jules S. Sowder, John K. Lines, Brian S. Sullivan, John D. Sullivan, the Sullivan Grandchildren's Trust, the David L. Levine Irrevocable Children's Trust Under Agreement dated April 27, 1998 f/b/o Whitney Monica Levine, the David L. Levine Irrevocable Children's Trust Under Agreement dated April 27, 1998 f/b/o Ross Michael Levine, the David L. Levine Irrevocable Children's Trust Under Agreement dated April 27, 1998 f/b/o Keith Phillip Levine and the David L. Levine Revocable Trust Under Agreement dated April 27, 1998 (previously filed on May 26, 1998 an exhibit to the Company's Current Report on Form 8-K (File No. 001-14115) and incorporated herein by reference).

 4.3 Rights Agreement, dated as of February 25, 1999 between ResortQuest International, Inc. and American Stock Transfer & Trust Company, as Rights Agent.

10.1 Form of 1998 Long-Term Incentive Plan of the Company (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

10.2        Form of  Employment  Agreement  between  the  Company  and  David C.
            Sullivan (previously filed on April 27, 1998 as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

10.3        Form of  Employment  Agreement  between  the  Company and Jeffery M.
            Jarvis (previously filed on April 27, 1998 as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

10.4        Form of  Employment  Agreement  between the  Company and W.  Michael
            Murphy (previously filed on April 27, 1998 as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

10.5 Form of Employment Agreement between the Company and Jules S. Sowder (previously filed on April 27, 1998 as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

10.6 Form of Employment Agreement between the Company and David L. Levine (previously filed on April 27, 1998 as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

10.7 Form of Employment Agreement between the Company and John K. Lines (previously filed on April 27, 1998 as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

10.8        Form of  Employment  Agreement  between the Company and Frederick L.
            Farmer (previously filed on April 27, 1998 as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

10.9 Form of Employment Agreement between the Company and Luis Alonso (previously filed on April 27, 1998 as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

10.10 Form of Employment Agreement between the Company and Douglas R. Brindley (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

10.11 Form of Employment Agreement between the Company and Paul T. Dobson (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

10.12 Form of Employment Agreement between the Company and Sharon Benson Doucette (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

10.13 Form of Employment Agreement between the Company and Evan H. Gull (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

10.14 Form of Employment Agreement between the Company and Heidi O'Leary Houston (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

10.15       Form of  Employment  Agreement  between  the  Company  and Daniel L.
            Meehan (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

10.16 Form of Management Services Agreement between the Company and J. Patrick McCurdy (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

10.17 Form of Employment Agreement between the Company and Andre S. Tatibouet (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

10.18 Form of Employment Agreement between the Company and Hans F. Trupp (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

10.19 Form of Officer and Director Indemnification Agreement (previously filed on April 27, 1998 as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

10.20 Form of Consulting Agreement between the Company and Park Brady (previously filed on April 27, 1998 as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

10.21 Promissory Note (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

10.22 Credit Agreement dated as of May 26, 1998, in the amount of $30 million, among ResortQuest International, Inc. as Borrower and the Financial Institutions named thereon and NationsBank, N.A. as agent for the Financial Institutions (previously filed on June 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-56703) and incorporated herein by reference).

10.23 First Amendment to Credit Agreement, dated September 30, 1998 (previously filed on November 16, 1998 as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended
           September 30, 1998 (File No. 001-14115) and incorporated herein by reference).

10.24 Promissory Note, dated September 30, 1998, in the amount of $5.0 million, between ResortQuest International, Inc. and NationsBank, N.A. (previously filed on November 16, 1998 as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended
           September 30, 1998 (File No. 001-14115) and incorporated herein by reference).

10.25 Consulting Agreement dated September 10, 1998 by and among Abbott Realty Services, Inc. and William W. Abbott, Jr.

10.26      Form of Officer and Director Indemnification Agreement, as amended.

10.27      Second Amendment to Credit Agreement, dated December 7, 1998.

10.28      Form of Section 401(k) Profit Sharing Plan Adoption Agreement.

13 The 1998 Annual Report to Shareholders, which, except for those portions expressly incorporated herein by reference, is furnished solely for the information of the Commission and is not to be deemed "filed."

21         Subsidiaries of the Company.

27         Financial Data Schedule for the Period Ended December 31, 1998.

99.2 Financial Statements of Howey Acquisition, Inc. (dba Priscilla Murphy Realty, Inc.) as of December 31, 1997 and May 26, 1998 together with Report of Independent Public Accountants.

99.3       Financial  Statements of Collection  of Fine  Properties,  Inc. as of
           December  31,  1997  and  May  26,  1998   together  with  Reports of
           Independent Public Accountants.

99.4 Financial Statements of Coastal Resorts Management, Inc. and Coastal Resorts Realty L.L.C. as of December 31, 1997 and May 26, 1998 together with Report of Independent Public Accountants.

99.5 Financial Statements of First Resort Software, Inc. as of December 31, 1997 and May 26, 1998 together with Report of Independent Public Accountants.

99.6 Financial Statements of Houston & O'Leary Company as of December 31, 1997 and May 26, 1998 together with Report of Independent Public Accountants.

99.7 Financial Statements of Brindley & Brindley (including Brindley & Brindley Realty and Development, Inc. and B&B On The Beach, Inc.) as of December 31, 1997 and May 26, 1998 together with Report of Independent Public Accountants.

99.8 Financial Statements of The Maury People, Inc. as of December 31, 1997 and May 26, 1998 together with Report of Independent Public Accountants.

99.9       Financial  Statements  of  Resort  Property  Management,  Inc.  as of
           September 30,  1997  and  May  26,  1998   together  with  Report  of
           Independent Public Accountants.

99.10      Financial Statements of Telluride Resort  Accommodations,  Inc. as of
           December  31,  1997  and  May  26,  1998   together  with  Report  of
           Independent Public Accountants.

99.11 Financial Statements of Trupp-Hodnett Enterprises (including Trupp-Hodnett Enterprises, Inc. and THE Management Company) as of
           December 31, 1997 and May 26, 1998 together with Report of Independent Public Accountants.



14(B) REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K during the last quarter of 1998 dated October 16, 1998 relating to the acquisition of Abbott Resorts, Inc.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RESORTQUEST INTERNATIONAL, INC.

                                           By: /s/ John K. Lines
                                               -----------------------------
                                               John K. Lines, Senior
                                               Vice President, Secretary and
                                               General Counsel

Date: March 29, 1999


           SIGNATURE                             TITLE                        DATE
------------------------------   -------------------------------------   --------------
      /s/ DAVID C. SULLIVAN      Chairman of the Board and               March 29, 1999
---------------------------       Chief Executive Officer,
     (David C. Sullivan)          (Principal Executive Officer)

     /s/ DAVID L. LEVINE         President, Chief Operating Officer,     March 29, 1999
---------------------------       Director
     (David L. Levine)

    /s/ JEFFERY M. JARVIS        Senior Vice President and Chief         March 29, 1999
---------------------------       Financial Officer (Principal
     (Jeffery M. Jarvis)          Financial and Accounting
                                  Officer)

  /s/ WILLIAM W. ABBOTT, JR.     Director                                March 29, 1999
---------------------------
   (William W. Abbott, Jr.)

                                 Director                                March   , 1999
---------------------------
      (Luis Alonso)

      /s/ ELAN J. BLUTINGER      Director                                March 29, 1999
---------------------------
     (Elan J. Blutinger)

        /s/ PARK BRADY           Director                                March 29, 1999
---------------------------
        (Park Brady)

           SIGNATURE                             TITLE                        DATE
------------------------------   -------------------------------------   --------------
    /s/ DOUGLAS R. BRINDLEY      Director                                March 29, 1999
---------------------------
    (Douglas R. Brindley)

     /s/ D. FRASER BULLOCK       Director                                March 29, 1999
---------------------------
     (D. Fraser Bullock)

       /s/ PAUL T. DOBSON        Director                                March 29, 1999
---------------------------
      (Paul T. Dobson)

                                 Director                                March   , 1999
---------------------------
   (Joshua M. Freeman)

                                 Director                                March   , 1999
---------------------------
      (Evan H. Gull)

 /s/ HEIDI O'LEARY HOUSTON       Director                                March 29, 1999
------------------------------
   (Heidi O'Leary Houston)

                                 Director                                March   , 1999
---------------------------
     (Charles O. Howey)

   /s/ DANIEL L. MEEHAN          Director                                March 29, 1999
---------------------------
     (Daniel L. Meehan)

 /s/ J. PATRICK MCCURDY          Director                                March 29, 1999
---------------------------
   (J. Patrick McCurdy)

                                 Director                                March   , 1999
---------------------------
     (Michael D. Rose)

/s/ ANDRE S. TATIBOUET           Director                                March 29, 1999
---------------------------
  (Andre S. Tatibouet)

   /s/ HANS F. TRUPP             Director                                March 29, 1999
---------------------------
      (Hans F. Trupp)

 /s/ JOSEPH V. VITTORIA          Director                                March 29, 1999
---------------------------
    (Joseph V. Vittoria)

                                 Director                                March   , 1999
---------------------------
   (Theodore L. Weise)
