Form 10-Q
period 1999-03-31
RESORTQUEST INTERNATIONAL INC
filed 1999-05-17
CIK 1057507

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO           .

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

                                     Yes |X|            No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of March 31, 1999.

Common Stock .........................17,389,645 shares

                                  Page 1 of 28
                              Exhibit Index Page 28

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

      On May 26, 1998, ResortQuest International, Inc. ("ResortQuest" or the "Company"), formerly known as Vacation Properties International, Inc., consummated its initial public offering (the "IPO") and the combination (the "Combinations") of 12 vacation rental and property management companies and one leading vacation rental and property management software company. Since the IPO, ResortQuest has completed 12 acquisitions, five in 1998 and seven in 1999 (the "Post-IPO acquisitions"). The following unaudited consolidated condensed financial statements give effect to the acquisitions by ResortQuest, of the outstanding capital stock of Hotel Corporation of the Pacific, Inc. ("Aston"), Brindley & Brindley Realty, Inc. and B&B On The Beach, Inc. (collectively "Brindley and Brindley"), Coastal Resorts Management, Inc. and Coastal Resorts Realty, L.L.C. (collectively "Coastal Resorts"), Collection of Fine Properties, Inc. ("CFP"), First Resort Software, Inc. ("FRS"), Houston and O'Leary Company ("H&O"), Maui Condo & Home Realty, Inc. ("Maui"), The Maury People, Inc. ("Maury"), Howey Acquisition, Inc. and Priscilla Murphy Realty, Inc. (collectively "PMR"), Resort Property Management, Inc. ("RPM"), Telluride Resort Accommodations, Inc. ("TRA"), Trupp-Hodnett Enterprises, Inc. and THE Management Company (collectively "THE"), and Whistler Chalets Limited ("Whistler"), (collectively the "Founding Companies"), and the Post-IPO Acquisitions from their respective effective dates of acquisition.

      Aston Hotels & Resorts, one of the Founding Companies, was designated as the accounting acquiror (for financial statement presentation purposes) in the Combinations in accordance with Securities and Exchange Commission (the "SEC") Staff Accounting Bulletin No. 97 ("SAB 97"), which states that the combining Company which receives the largest portion of voting rights in the combined corporation is presumed to be the acquiror for accounting purposes unless other evidence clearly indicates that another company is the acquiror. Management has analyzed the factors as set forth in SAB 97 that may indicate Aston should not be deemed to be accounting acquiror, including (1) the existing conversion rights of the Restricted Common Stock, (2) Aston Hotels & Resorts' level of representation on the Board and in the holding company management team and (3) voting percentage of the shares held by Aston and the existing shareholder group. Management has concluded that none of these factors, either individually, or in the aggregate, is sufficient to rebut the presumption that the shareholders of Aston should be deemed the accounting acquiror. The unaudited consolidated condensed statements of pro forma income give effect to the Combinations, the IPO, and the acquisition of Abbott Resorts as if such transactions had occurred on January 1, 1998. In addition, to provide further comparability of the periods presented in the unaudited consolidated condensed statements of pro forma income, corporate overhead in an amount comparable to the current year is reflected in the prior year.

      The accompanying unaudited consolidated condensed financial statements of ResortQuest have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Operating results for interim periods are not necessarily indicative of the results for full years. These unaudited consolidated condensed financial statements should be read in conjunction with ResortQuest's consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Stockholders and the Company's Post-Effective Amendment No. 2 to Registration Statement on Form S-1 (No. 333-10623), as amended, filed with the SEC.

                          RESORTQUEST INTERNATIONAL,INC
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                December 31,      March 31,
(in thousands, except share amounts)                                    1998           1999
                                                                   ---------      ---------
                                                                  (Restated)
ASSETS
Current assets
  Cash and cash equivalents                                        $  26,247      $  30,517
  Trade and other receivables, net                                     3,929          6,352
  Receivables from stockholders                                        5,209          5,523
  Deferred income taxes                                                1,297          1,297
  Other current assets                                                 2,276          2,010
                                                                   ---------      ---------
    Total current assets                                              38,958         45,699
Goodwill, net                                                        130,214        150,345
Property and equipment, net                                           16,649         17,217
Deferred income taxes                                                    211            213
Other assets                                                           2,187          2,765
                                                                   ---------      ---------
        Total assets                                               $ 188,219      $ 216,239
                                                                   =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt                             $   1,234      $     906
  Customer deposits, deferred revenues and payable
    to property owners                                                24,639         31,500
  Accounts payable and accrued liabilities                            13,210         17,480
  Payables to stockholders                                             1,632            517
  Other current liabilities                                              323            164
                                                                   ---------      ---------
    Total current liabilities                                         41,038         50,567
Long-term debt, net of current maturities                             38,098         49,214
Other long-term obligations                                            2,228          2,197
                                                                   ---------      ---------
      Total liabilities                                               81,364        101,978
                                                                   ---------      ---------
Commitments and contingencies
Stockholders' equity
  Common stock, $0.01 par value, 50,000,000 shares authorized,
   17,092,768 and 17,389,645 shares outstanding, respectively            171            174
  Additional paid-in capital                                         136,026        140,781
  Excess distributions                                               (29,500)       (29,500)
  Retained earnings                                                      158          2,806
                                                                   ---------      ---------
    Total stockholders' equity                                       106,855        114,261
                                                                   ---------      ---------
        Total liabilities and stockholders' equity                 $ 188,219      $ 216,239
                                                                   =========      =========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         RESORTQUEST INTERNATIONAL, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                             Three Months Ended
                                                     March 31,        March 31,
(in thousands, except share amounts)                      1998             1999
                                                      --------         --------
                                                     (Restated)
Revenues
  Property management fees                            $  4,972         $ 18,412
  Service fees                                           3,108            7,716
  Other                                                    586            5,528
                                                      --------         --------
    Total revenues                                       8,666           31,656
                                                      --------         --------
Operating expenses
  Direct operating                                       4,411           14,469
  General and administrative                             1,614            9,437
  Depreciation and amortization                            115            1,558
                                                      --------         --------
    Total operating expenses                             6,140           25,464
                                                      --------         --------
Operating income                                         2,526            6,192
Other income (expense)
  Interest expense, net                                   (233)            (889)
  Other                                                     --              242
                                                      --------         --------
Income before income taxes                               2,293            5,545
Provision for income taxes                                 (28)          (2,505)
                                                      --------         --------
Income from continuing operations                        2,265            3,040
Income from discontinued operations                      1,557               --
                                                      --------         --------
Net income                                            $  3,822         $  3,040
                                                      ========         ========
Earnings per share
  Basic
    Continuing operations                             $   1.08         $   0.18
    Discontinued operations                               0.74               --
                                                      --------         --------
    Net income                                        $   1.82         $   0.18
                                                      ========         ========
  Diluted
    Continuing operations                             $   1.08         $   0.17
    Discontinued operations                               0.74               --
                                                      --------         --------
    Net income                                        $   1.82         $   0.17
                                                      ========         ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         RESORTQUEST INTERNATIONAL, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF PRO FORMA INCOME
                                   (Unaudited)

                                                              Three Months Ended
                                                     March 31,         March 31,
(in thousands, except share amounts)                     1998              1999
                                                     --------          --------
Revenues
  Property management fees                           $ 16,437          $ 18,364
  Service fees                                          6,098             7,717
  Other                                                 4,292             5,528
                                                     --------          --------
    Total revenues                                     26,827            31,609
                                                     --------          --------
Operating expenses
  Direct operating                                     12,435            14,427
  General and administrative                            7,282             8,966
  Depreciation and amortization                         1,401             1,558
                                                     --------          --------
    Total operating expenses                           21,118            24,951
                                                     --------          --------
Operating income                                        5,709             6,658
Other income (expense)
  Interest expense, net                                  (745)             (889)
  Other                                                   153               242
                                                     --------          --------
Income before income taxes                              5,117             6,011
Provision for income taxes                             (2,278)           (2,682)
                                                     --------          --------
Net income                                           $  2,839          $  3,329
                                                     ========          ========
Earnings per share
  Basic                                              $   0.17          $   0.19
                                                     ========          ========
  Diluted                                            $   0.17          $   0.19
                                                     ========          ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         RESORTQUEST INTERNATIONAL, INC.
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                        Additional
                                                 Common Stock              Paid-in         Excess        Retained
(in thousands, except share amounts)          Shares         Amount        Capital  Distributions        Earnings           Total
                                          ----------     ----------     ----------     ----------      ----------      ----------
Balance, December 31, 1998 (Restated)     17,092,768     $      171     $  136,026     $  (29,500)     $      158      $  106,855
  Net income                                      --             --             --             --           3,040           3,040
  Distributions of pooled companies
    prior to acquisition                          --             --             --             --            (392)           (392)
  Stock issued in connection with
    1999 purchase acquisitions               296,877              3          4,755             --              --           4,758
                                          ----------     ----------     ----------     ----------      ----------      ----------
Balance, March 31, 1999                   17,389,645     $      174     $  140,781     $  (29,500)     $    2,806      $  114,261
                                          ==========     ==========     ==========     ==========      ==========      ==========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         RESORTQUEST INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                 March 31,     March 31,
(in thousands)                                                        1998          1999
                                                                  --------      --------
                                                                 (Restated)
Cash flows from operating activities
  Net income                                                      $  3,822      $  3,040
  Income from discontinued operations                               (1,557)           --
                                                                  --------      --------
    Income from continuing operations                                2,265         3,040
Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities
    Depreciation and amortization                                      115         1,558
    Changes in operating assets and liabilities
      Trade and other receivables                                     (981)       (2,139)
      Accounts payable and accrued liabilities                      (1,615)        3,455
      Customer deposits, deferred revenues and
         payable to property owners                                   (747)        1,098
      Other                                                          1,495        (2,315)
                                                                  --------      --------
          Net cash provided by operating activities                    532         4,697
                                                                  --------      --------
Cash flows from investing activities
  Cash portion of acquisitions, net                                     --        (9,330)
  Purchase of property and equipment                                   (23)         (817)
  Other                                                                517            --
                                                                  --------      --------
          Net cash provided by (used in) investing activities          494       (10,147)
                                                                  --------      --------
Cash flows from financing activities
  Net credit facility borrowings                                        --        10,143
  Distribution to stockholders                                      (3,571)         (392)
  Payment of other long-term obligations                            (2,050)          (31)
  Other                                                              1,928            --
                                                                  --------      --------
          Net cash (used in) provided by financing activities       (3,693)        9,720
                                                                  --------      --------
Net increase (decrease) in cash and cash equivalents                (2,667)        4,270
Cash and cash equivalents, beginning of period                       4,638        26,247
                                                                  --------      --------
Cash and cash equivalents, end of period                          $  1,971      $ 30,517
                                                                  ========      ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         RESORTQUEST INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

      Formation

      ResortQuest International, Inc. (a Delaware corporation "ResortQuest" or the "Company"), formerly known as Vacation Properties International, Inc., was formed to create the first national branded provider of vacation condominium and home rentals and management in premier destination resorts. Effective with the closing of ResortQuest's initial public offering on May 26, 1998 (the "IPO"), the Company acquired 12 vacation rental and property management companies and one leading vacation rental and property management software company (collectively the "Founding Companies") (the "Combinations"). However, for accounting and reporting purposes, ResortsHotel Corporation of the Pacific, Inc. ("Aston Hotels & Resorts") was identified as the accounting acquiror and the remaining Founding Companies along with ResortQuest were accounted for under the purchase method of accounting.

      Subsequent to the IPO, ResortQuest executed five acquisitions through the end of 1998: Goldpoint, located in Breckenridge, Colorado, effective July 1998; Plantation Resort Management, Inc. ("Plantation Resort") located in Gulf Shores, Alabama, effective August 31, 1998; Whistler Exclusive Properties, Ltd. ("Whistler Exclusive") located in Whistler, British Columbia, Canada, effective September 3, 1998; Abbott Realty Services, Inc. ("Abbott Resorts") located in Destin, Florida, effective September 30, 1998; and Columbine Management Company, Inc. ("Columbine") located in Dillon, Colorado, effective December 1, 1998 (collectively, the "1998 Acquisitions"). The 1998 Acquisitions added 2,956 vacation rental condominiums and homes to the total units under management, and are located in two new markets and three existing markets ("tuck-in"). The 1998 Acquisitions cost $45.0 million and were financed through a combination of stock and cash. The Plantation Resort acquisition was accounted for under the pooling-of-interests method; the remaining 1998 acquisitions were accounted for under the purchase method of accounting.

      During the three months ended March 31, 1999, ResortQuest executed seven additional acquisitions, which added 1,577 vacation rental condominiums and homes to units under management (the "1999 Acquisitions") and are located in one existing market and six new markets: Ridgepine Vacation Rentals, Inc. in Sunriver Oregon, effective January 1, 1999; Cove Realty Management Services, Inc. in Palm Desert, California, effective January 1, 1999; Ryan's Golden Eagle Management Services, Inc. in Big Sky, Montana, effective January 5, 1999; Scottsdale Resort Accommodations Inc. in Scottsdale, Arizona, effective February 1, 1999; Worthy Rentals, Inc. in Hilton Head Island, South Carolina, effective February 1, 1999; High Country Management, Inc. in Crested Butte, Colorado, effective March 31, 1999; and Mountain High Management in Whistler, British Columbia Canada, effective March 31, 1999. The 1999 Acquisitions cost $24.2 million and were financed through a combination of stock and cash. The acquisitions of High Country Management and Mountain High Management were accounted for under the pooling-of-interests method of accounting; the remaining 1999 Acquisitions were accounted for under the purchase method of accounting.

      In accordance with the Financial Accounting Standards Board (FASB) Accounting Principles Board opinion No. 16 "Business Combinations", the historical financial statements of ResortQuest have been restated on a combined basis as if all three poolings-of-interests combinations (Plantation Resort, Mountain High Management, and High Country Management, the "Poolings") had been consummated prior to January 1, 1998. The results of operations for the separate companies and the restated combined results presented in the accompanying consolidated condensed financial statements are as follows:

                                                              Three Months Ended
                                                       March 31,       March 31,
(in thousands)                                              1998            1999
                                                         -------         -------
Revenues
  ResortQuest, as previously reported                    $ 6,078         $29,857
  Pooled companies                                         2,588           1,799
                                                         -------         -------
    Combined Revenues, as restated                       $ 8,666         $31,656
                                                         =======         =======
Net Income
  ResortQuest, as previously reported                    $ 3,254         $ 2,323
  Pooled companies                                           568             717
                                                         -------         -------
    Combined Net Income, as restated                     $ 3,822         $ 3,040
                                                         =======         =======

      In connection with the 1999 poolings-of-interests transactions, ResortQuest recorded total expense of $286,000 related to transaction costs of the combinations. Transaction costs consist primarily of attorneys, accountants, and other related costs. At March 31, 1999, current liabilities included $205,000 of remaining unpaid estimated transaction costs.

      Accordingly, the restated historical consolidated financial statements include the financial results of Aston and the three poolings for all periods presented, ResortQuest and the Founding Companies only since May 26, 1998, and the remaining Post-IPO acquisitions from their respective effective dates of acquisition. Comparability of actual results for all actual periods presented may be misleading and are not necessarily indicative of the results of the combined operations.

      For the 1999 Acquisitions accounted for under the purchase method of accounting, we noted the following pro forma results assuming these combinations occurred on January 1, 1998:

                                                             Three Months Ended
                                                     March 31,        March 31,
(in thousands)                                            1998             1999
                                                      --------         --------
Revenues
  ResortQuest, as restated                            $  8,666         $ 31,656
  Combinations                                           3,148              275
                                                      --------         --------
    Pro forma combined revenues                       $ 11,814         $ 31,931
                                                      ========         ========
Net Income
  ResortQuest, as restated                            $  3,822         $  3,040
  Combinations                                             228              (52)
                                                      --------         --------
    Pro forma combined net income                     $  4,050         $  2,988
                                                      ========         ========

      Pro Forma Financial Information

      To provide better comparability, the consolidated condensed statements of pro forma income include the financial results of ResortQuest and the Founding Companies as if the Combinations had occurred on January 1, 1998. The consolidated condensed statements of pro forma income include the effects of:
(i) the Combinations and the three poolings; (ii) the proceeds from the issuance of 6,670,000 shares of ResortQuest Common Stock, a portion of which was used to pay the cash portion of the purchase price for the Founding Companies, to pay IPO expenses, and to repay debt assumed in the Combinations; (iii) certain adjustments to salaries, bonuses, and benefits to former owners and key management of the Founding Companies, Abbott Resorts and the three poolings;
(iv) reversal of compensation expense in the three months ended March 31, 1998, relating to the non-recurring, non-cash compensation charge of $5.6 million related to Common Stock issued to management; (v) provision for income taxes as if pro forma income was subject to federal, state or provincial income taxes during the periods and that goodwill was principally not deductible for income tax purposes; (vi) amortization of goodwill resulting from the Combinations; corporate overhead in the prior year first quarter in an amount comparable to the expense recorded in the current year; the financial results of Abbott Resorts as if the Abbott Resorts acquisition had occurred on January 1, 1998;
(vii) excludes income (loss) from discontinued operations and (viii) the purchased companies since their respective effective dates of acquisition.

      Reclassifications

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

NOTE 3 - DISCONTINUED OPERATIONS

      ResortQuest decided in 1998 that they would not continue to enter into leasing arrangements for lodging facilities. Accordingly, for all periods presented in the accompanying financial statements, the financial position, results of operations and cash flows of the leased assets are reflected as discontinued operations. Concurrent with the Combinations, Aston assigned such leases to AST Holdings, Inc., a corporation owned by Aston's principal stockholder. On May 27, 1998, ResortQuest entered into a contract with AST Holdings to manage these facilities for a fee. Summarized financial information of the discontinued operations is provided in the following table.

                                                                           Three
                                                                    Months Ended
                                                                       March 31,
(in thousands)                                                              1998
                                                                       --------
Revenue                                                                $ 10,117
Operating expenses                                                        6,469
General and administrative expense                                        2,090
                                                                       --------
  Operating income                                                        1,558
Other expense                                                                (1)
                                                                       --------
Net income from discontinued operations                                $  1,557
                                                                       ========

NOTE 4 - LONG-TERM DEBT

      On April 16, 1999 ResortQuest executed amendment no. 3 to the credit agreement (the "Credit Agreement") to allow for the refinancing of existing loans of a subsidiary. The Credit Facility may be used for letters of credit not to exceed $2.5 million, acquisitions, capital expenditures, and for general corporate purposes. The Credit Agreement requires ResortQuest to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets and dividends. Interest on outstanding balances of the Credit Facility is computed at ResortQuest's election, on the basis of either the Prime Rate or the Eurodollar Rate plus a margin ranging from 1.25% to 2.00%, depending on certain financial ratios. Availability fees range from 0.25% to 0.50% per annum depending on certain financial ratios are payable on the unused portion of the Credit Facility. At March 31, 1999, borrowings under the Credit Facility totaled $48.0 million. The Credit Facility has a three-year term and is secured by substantially all the assets of ResortQuest and its subsidiaries, including the stock in the Founding Companies and any future material subsidiaries, as defined. ResortQuest, each Founding Company and all other current and future material subsidiaries are required to guarantee repayment of all amounts due under the Credit Facility. At March 31, 1999, ResortQuest was in compliance with applicable loan covenants.

      ResortQuest is currently negotiating a $50 million private placement of senior secured notes. Closing on these debt instruments is anticipated to occur in late May or early June, 1999. The proceeds of these borrowings will be used to fund future acquisitions.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

      Litigation

      ResortQuest and its subsidiaries are involved in various legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a materially adverse effect on the Company's financial position or results of operations.

      Insurance

      ResortQuest carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and a general umbrella policy. The Company has not incurred significant claims or losses on any of its insurance policies during the periods presented in the accompanying financial statements.

      Benefit Plans

      As of March 31, 1999, ResortQuest had twelve 401(k) profit sharing plans, which existed prior to the IPO and the acquisition of the Founding Companies or the Post-IPO Acquisitions. Under the plans currently in place, employees may defer from 1% to 18% of eligible earnings, company matching contributions range from 0% to 50% of the first 4% to 6% of employee contributions, and employee vesting in company matching contributions varies from immediate vesting in some plans to seven or more years in other plans.

      On April 1, 1999, ResortQuest established a new 401(k) profit sharing plan, which will cover all domestic employees. It is expected that all existing plans will be merged into the new 401(k) plan during 1999.

      Employment Agreements

      Effective with the Combinations, ResortQuest entered into employment agreements with all senior corporate officers and several subsidiary level key employees. Among other things, these agreements allow for severance payments and acceleration of stock option awards upon a change in control of ResortQuest, as defined under the agreements. The maximum amount of compensation that would be payable under all agreements if a change in control occurred without prior written notice as of March 31, 1999, would be approximately $20.0 million.

NOTE 6 - Earnings Per Share

      Actual Results

      Earnings per share included in the consolidated condensed statements of income for the historical periods ended March 31, 1998, includes Aston's results of operations under its historical capital and income tax structure, and the results of operations of the three Post-IPO acquisitions accounted for under the pooling-of-interests method of accounting (Plantation Resort, Mountain High Management, and High Country Management). Accordingly, the 1,708,333 shares of Common Stock issued to the former stockholders of Aston in connection with the Combinations and the 392,780 shares issued in connection with the three poolings are utilized to calculate weighted average common shares for the three months ended March 31, 1998.

The following table reflects ResortQuest's weighted average common shares outstanding and the impact of its primary common share equivalents:

                                                              Three Months Ended
                                                        March 31,      March 31,
                                                             1998           1999
                                                       ----------     ----------
Basic weighted average common
  shares outstanding                                    2,101,113     17,353,989
Effect of dilutive
  securities - stock options                                   --        432,222
                                                       ----------     ----------
Diluted weighted average common
  shares outstanding                                    2,101,113     17,786,211
                                                       ==========     ==========

      Pro Forma Results

      Pro forma earnings per share included in the consolidated condensed statement of pro forma income is based on pro forma net income after considering the adjustments described in Note 1-Pro Forma Financial Information above. The pro forma weighted average common shares for all periods reflect the issuance of Common Stock in connection with the Combinations, the IPO, the acquisition of Abbott Resorts, the three poolings, and shares issued to ResortQuest shareholders and management as though such shares were outstanding for the entire periods. In addition, the 1999 period includes the impact of Common Stock issued in connection with the remaining Post-IPO Acquisitions only from their effective acquisition dates.

      The following table reflects ResortQuest's pro forma weighted average common shares outstanding and the impact of its dilutive common share equivalents.

                                                              Three Months Ended
                                                        March 31,      March 31,
                                                             1998           1999
                                                       ----------     ----------
Basic weighted average common
  shares outstanding                                   17,074,106     17,353,989
Effect of dilutive
  securities - stock options                                   --        432,222
                                                       ----------     ----------
Diluted weighted average common
  shares outstanding                                   17,074,106     17,786,211
                                                       ==========     ==========

NOTE 7 - SEGMENT REPORTING

      On January 1, 1998, ResortQuest adopted the provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." Under SFAS No. 131, ResortQuest has one operating segment, property management, which is managed as one business unit. The all other caption includes First Resort Software and corporate. Approximately 81% of the all other segment assets represents goodwill recorded for First Resort Software and corporate. The following table presents the revenues, operating income and assets of ResortQuest's reportable segment.

                                                             Three Months Ended
                                                      March 31,       March 31,
(in thousands)                                             1998            1999
                                                      ---------       ---------
Revenues
  Property Management                                 $   8,666       $  30,789
  All other                                                  --             867
                                                      ---------       ---------
                                                      $   8,666       $  31,656
                                                      =========       =========
Operating Income
  Property Management                                 $   2,526       $   8,470
  All other                                                  --          (2,278)
                                                      ---------       ---------
                                                      $   2,526       $   6,192
                                                      =========       =========
Assets
  Property Management                                    14,000       $ 178,953
  All other                                                  --          37,286
                                                      ---------       ---------
                                                      $  14,000       $ 216,239
                                                      =========       =========

            Item 2. Management's Discussion and Analysis of Financial

                       Condition and Results of Operations

OVERVIEW

      ResortQuest International, Inc. is a leading provider of vacation condominium and home rentals in premier destination resorts throughout the United States and Canada. Through the consolidation of leading vacation rental and property management companies, the development of a national brand and best practices management systems, we offer vacationers a network of high quality, fully furnished, privately-owned condominium and home rentals. We have developed quality standards and segmented most of our 14,710 condominiums and homes into five categories (Quest Home, Platinum, Gold, Silver and Bronze), developed a single source access through a web site with on-line booking capabilities (resortquest.com) and a toll-free central reservation center, and has implemented a multi-faceted nation-wide marketing program. ResortQuest offers property owners superior management services designed to enhance their rental income and profits. The condominium and home rental properties are owned by non-related third parties.

      On May 26, 1998, we consummated our initial public offering ("IPO" or "Offering") and the acquisition of 12 vacation rental and property management companies and one leading vacation rental and property management software company. We executed 12 additional vacation rental and property management acquisitions since our IPO (together with the Founding Companies, the "Operating Companies"). At March 31, 1999, ResortQuest managed approximately 14,710 condominiums and homes nationwide and in Canada. These rental properties are located in beach and island resorts such as the Hawaiian Islands; Bethany Beach, DE; Gulf Shores, AL; Nantucket, MA; the Outer Banks, NC; Destin, Fort Walton Beach and South Walton, FL; Sanibel and Captiva Islands, FL; St. Simons Island, GA; and Hilton Head Island, SC; mountain resorts such as Aspen, Breckenridge, Crested Butte, Dillon and Telluride, CO; Big Sky, MT; Sunriver, OR; Park City, UT; and Whistler, British Columbia; and desert resorts such as Scottsdale, AZ and Palm Desert/Palm Springs, CA. Eleven of the Operating Companies also offer real estate brokerage services. First Resort, one of the Founding Companies, is a leading provider of integrated management services and reservations and accounting software for the vacation rental and property management industry.

POST-IPO ACQUISITIONS

      Subsequent to the IPO, ResortQuest executed five acquisitions through the end of 1998: Goldpoint, located in Breckenridge, Colorado, effective July 1998; Plantation Resort Management, Inc. located in Gulf Shores, Alabama, effective August 31, 1998; Whistler Exclusive Properties, Ltd. located in Whistler, British Columbia, Canada, effective September 3, 1998; Abbott Realty Services, Inc. located in Destin, Florida, effective September 30, 1998; and Columbine Management Company, Inc. located in Dillon, Colorado, effective December 1, 1998 (collectively, the "1998 Acquisitions"). The 1998 Acquisitions added 2,956 vacation rental condominiums and homes to units under management, and are located in two new markets and three existing markets ("tuck-in"). The 1998 Acquisitions cost $45.0 million and were financed through a combination of stock and cash.

During the three months ended March 31, 1999, ResortQuest executed seven additional acquisitions, which added 1,577 vacation rental condominiums and homes to total units under under management (the "1999 Acquisitions"), located in one existing market and six new markets: Ridgepine Vacation Rentals, Inc. located in Sunriver Oregon, effective January 1, 1999; Cove Realty Management Services, Inc. located in Palm Desert, California, effective January 1, 1999; Ryan's Golden Eagle Management Services, Inc. located in Big Sky, Montana, effective January 5, 1999; Scottsdale Resort Accommodations Inc. located in Scottsdale, Arizona, effective February 1, 1999;

Worthy Rentals, Inc. located in Hilton Head Island, South Carolina, effective February 1, 1999; High Country Management, Inc. located in Crested Butte, Colorado, effective March 31, 1999; and Mountain High Management located in Whistler, British Columbia Canada, effective March 31, 1999. These acquisitions cost $24.2 million and were financed through a combination of stock and cash. Three acquisitions were accounted for under the pooling-of-interests method of accounting; the remaining acquisitions were accounted for under the purchase method of accounting.

Results of Operations - Actual

      For accounting and reporting purposes, Aston Hotels & Resorts, one of our founding companies, was identified as the accounting acquiror and the remaining founding companies along with ResortQuest were accounted for under the purchase method of accounting. Since the IPO and the Combinations, we made three acquisitions which have been accounted for under the pooling-of-interests method of accounting and for which the historical financial statements have been restated. Accordingly, our actual consolidated financial information for the three month periods ended March 31, 1998 and 1999 includes the results of Aston and the poolings for the entire period presented, and includes ResortQuest and the founding companies only since May 26, 1998, includes the remaining Post-IPO acquisitions since their respective effective dates of acquisition. Comparability of actual results for the quarter, year to date and prior years may be misleading and are not necessarily indicative of the results of the combined operations.

      The following table sets forth the historical consolidated results of operations for the three month periods ended March 31, 1999 and 1998.

                                                  Three Months Ended  March 31,
(dollars in thousands)                                 1998                1999
                                              -------------     ---------------
Revenues                                      $8,666  100.0%    $31,656   100.0%
Direct operating expenses                      4,411   50.9%     14,469    45.7%
General and administrative expenses            1,614   18.6%      9,437    29.8%
Depreciation and amortization                    115    1.3%      1,558     4.9%
Operating income                              $2,526   29.1%    $ 6,192    19.6%

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998
- Actual

      Revenues. Revenues increased $23.0 million, or 265.3%, from $8.7 million in 1998 to $31.7 million in 1999, primarily due to the revenue impact of the companies acquired in the Combinations and the Post-IPO Acquisitions accounted for as purchases. The 1998 and 1999 results of operations include Aston and the three acquisitions accounted for as poolings-of-interests for the entire periods, the remaining Founding Companies for the period from May 27, 1998 through March 31, 1999, and the remaining Post-IPO acquisitions from their respective effective dates of acquisition. Revenues from the 1998 Acquisitions and 1999 Acquisitions for the Hawaii, Mountain, Beach, Desert, and Other segments were $489,000, $10.6 million, $9.7 million, $1.3 million and $867,000, respectively.

      Direct operating expenses. Direct operating expenses increased $10.1 million, or 228.0%, from $4.4 million in 1998 to $14.5 million in 1999, which is primarily due to the expense impact of the companies acquired in the Combinations and the Post-IPO Acquisitions accounted for as purchases. The 1998 and 1999 results of operations include Aston and the three acquisitions accounted for as poolings-of-interests for the entire periods, the remaining Founding Companies for the period from May 27, 1998 through March 31, 1999, and the remaining Post-IPO acquisitions from their respective effective dates of acquisition. As a percentage of revenues, direct operating expenses decreased from 50.9% in 1998 to 45.7% in 1999. Direct operating expenses from the 1998 Acquisitions and the 1999 Acquisitions for the Hawaii, Mountain, Beach, Desert and Other segments were $162,000, $4.3 million, $5.9 million, $63,000 and $466,000, respectively.

      General and administrative expenses. General and administrative expenses increased $7.8 million, or 484.7%, from $1.6 million in 1998 to $9.4 million in 1999, which is primarily due to the expense impact of the companies acquired in the Combinations, the Post-IPO Acquisitions accounted for as purchases and incremental public-company expenses. Depreciation and amortization expense increased due to the goodwill impact if acquisitions recorded using the purchase method of accounting. The 1998 and 1999 results of operations include Aston and the three acquisitions accounted for as poolings-of-interests for the entire periods, the remaining Founding Companies for the period from May 27, 1998 through March 31, 1999, and the remaining Post-IPO acquisitions from their respective effective dates of acquisition. As a percentage of revenues, general and administrative expenses increased from 18.6% in 1998 to 29.8% in 1999. General and administrative expenses, including goodwill amortization, from the 1998 Acquisitions and the 1999 Acquisitions for the Hawaii, Mountain, Beach, Desert and Other segments were $101,000, $1.3 million, $4.3 million, $463,000 and $2.7 million, respectively.

      Other

      The following table sets forth other historical items affecting consolidated net income for the three month periods ended March 31, 1999 and 1998.

                                                  Three Months Ended March 31,
(dollars in thousands)                                   1998             1999
                                                      -------          -------
Interest expense, net                                 $  (233)         $  (889)
Other                                                      --          $   242
Income from discontinued operations                     1,557               --
Effective tax rate                                        n/a             45.2%

      The interest expense in 1998 is from Aston's operations, which were primarily financed through working capital and long-term financing resulting in higher levels of interest expense prior to the Combinations. Concurrent with the Combinations, ResortQuest did not assume any of Aston's previous debt. In the current year, interest expense is primarily related to the ResortQuest credit facility, which has been used to finance the cash portion of the Post-IPO acquisitions.

      ResortQuest decided in 1998 that they would not continue to enter into leasing arrangements for lodging facilities. Accordingly, for all periods presented, the results of operations for the leased operations are reflected as discontinued operations. Concurrent with the Combinations, Aston assigned such leases to AST Holdings, Inc., a corporation owned by Aston's principal stockholder. On May 27, 1998, ResortQuest entered into a contract with AST Holdings to manage these facilities for a fee.

      ResortQuest's effective tax rate for the period ended March 31, 1999, is impacted by the amortization of goodwill, most of which is not deductible for income tax purposes. The effective tax rate for the period ended March 31, 1997, is not applicable since Aston Hotels & Resorts qualified and filed with an S corporation status.

Results of Operations - Pro Forma

      To provide better comparability, the consolidated condensed pro forma results of operations for the three month periods ended March 31, 1998 and 1999 include the results of ResortQuest, the Founding Companies as if the Combinations had occurred on January 1, 1998, and of the acquisition of Abbott Resorts and the three poolings as if they had occurred on January 1, 1998, corporate expense in the prior period comparable to the amount of corporate expense in current period, and the remaining Post-IPO acquisitions since their effective dates of acquisition. The combined pro forma results of operations include the effects of: (i) the Combinations and the poolings; (ii) the proceeds from the issuance of 6,670,000 shares of ResortQuest Common Stock, which was used to pay the cash portion of the purchase price for the Founding Companies, to repay debt assumed in the Combinations, and to pay IPO expenses;
(iii) certain adjustments to salaries, bonuses, and benefits to former owners and key management of the Founding Companies, Abbott Resorts and the poolings effective with the IPO; (iv) reversal of compensation expense in the three months ended March 31, 1998, relating to the non-recurring, non-cash compensation charge of $5.1 million related to Common Stock issued to management; (v) provision for income taxes as if pro forma income was subject to federal, state or provincial income taxes during the periods and that goodwill was not deductible for income tax purposes; (vi) amortization of goodwill resulting from the Combinations and the Abbott acquisition and (vii) excludes income (loss) from discontinued operations.

      Hawaiian Islands

      The following table sets forth the Hawaiian resorts' consolidated condensed pro forma results of operations for the three month periods ended March 31, 1999 and 1998.

                                                  Three Months Ended March 31,
(dollars in thousands)                                 1998               1999
                                              -------------      -------------
Revenues                                      $7,257  100.0%     $6,425  100.0%
Operating expenses                             4,073   56.1%      3,820   59.5%
Operating income                              $3,184   43.9%     $2,605   40.5%

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998
- Hawaii

      Revenues. Revenues decreased $832,000, or 11.5%, from $7.3 million in 1998 to $6.4 million in 1999, primarily due to a lower number of units under management contract in 1999 due to normal turnover in properties under management contract driven by real estate changing hands in the market. Average daily rate in Hawaii was down slightly due to the continued pressures from the Asian economic crisis, but occupancy was up 5.0 points.

      Operating expenses. Operating expenses decreased $253,000, or 6.2%, from $4.1 million in 1998 to $3.8 million in 1999. As a percentage of revenues, operating expenses increased from 56.1% in 1998 to 59.5% in 1999. This increase was primarily caused by the fact that new management contracts which were entered into since March 31, 1998 have not completely benefited from Aston's marketing initiatives.

      Mountain

      The mountain resorts' consolidated condensed pro forma results of operations for the first quarter reflect the peak ski season, which can impact margins on a quarterly basis. The following table sets forth the mountain resorts combined pro forma results of operations for the three month periods ended March 31, 1999 and 1998, which includes: Aspen, Breckenridge, Crested Butte, Dillon and Telluride, Colorado; Park City, Utah; and Whistler, British Columbia.

                                                  Three Months Ended March 31,
(dollars in thousands)                                  1998              1999
                                               -------------     -------------
Revenues                                       $9,659  100.0%    $12,397  100.0%
Operating expenses                              4,945   51.2%      6,678   53.9%
Operating income                               $4,714   48.8%     $5,719   46.1%

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998
- Mountain

      Revenues. Revenues increased $2.7 million, or 28.3%, from $9.7 million in 1998 to $12.4 million in 1999, primarily due to $1.6 million in revenues from acquisitions completed in the quarter. Also favorably impacting revenues was an increase in units under management in Whistler, B.C. and a strong ski season in Whistler and in Park City, Utah, which offset the snow drought in Colorado. The mountain resorts also experienced an increase in revenue per available unit ("RevPAU") of 8.8% and increased comparable units under management contract by 0.8%.

      Operating expenses. Operating expenses were up $1.7 million, or 35.0%, from $4.9 million in 1998 to $6.7 million in 1999, primarily due to $827,000 in operating expenses related to the new acquisitions. The remaining increase is attributable to the cost of management of additional units and the expense impact of acquisitions in the current year.

      Beach

      The beach resorts' consolidated condensed pro forma results of operations for the first quarter reflect the off-peak winter season, which can impact margins on a quarterly basis. The following table sets forth the beach resorts (excluding Hawaii) combined pro forma results of operations for the three month periods ended March 31, 1999 and 1998, which includes: Bethany Beach, Delaware; Gulf Shores, Alabama; Nantucket, Massachusetts; Outer Banks, North Carolina; Sanibel and Captiva Islands, and Destin, Florida; St. Simons Island, Georgia; and Hilton Head Island, South Carolina.

                                                   Three Months Ended March 31,
(dollars in thousands)                                1998                 1999
                                            --------------      ---------------
Revenues                                    $9,084   100.0%     $10,661   100.0%
Operating expenses                           9,475     n/m       11,200     n/m
Operating income                            $ (391)    n/m      $  (539)    n/m

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998
- Beach

      Revenues. Revenues increased $1.6 million, or 17.4%, from $9.1 million in 1998 to $10.7 million in 1999, due to a higher number of units under management contract and the acquisition in the current year of Worthy Rentals which was effective February 1, 1999.

      Operating expenses. Operating expenses increased $1.7 million, or 18.2%, from $9.5 million in 1998 to $11.2 million in 1999. This increase was primarily attributable to increased salaries and wages to service increased units and expenses for Worthy Rentals for the period from February 1 through March 31, 1999.

      Desert

      The desert resort segment represents a new addition to ResortQuest's geographic diversity and portfolio of vacation opportunities in 1999. With the addition of Sunrise Vacation Rentals in Palm Desert, California and Scottsdale Resort Accommodations in Scottsdale, Arizona, ResortQuest adds another winter vacation segment. The combined condensed results of operations of the two desert properties are included in the current year but are not reflected in the prior year.

                                                             Three Months Ended
(dollars in thousands)                                           March 31, 1999
                                                                ---------------
Revenues                                                        $1,259    100.0%
Operating expenses                                                 526     41.8%
Operating income                                                $  733     58.2%

      Other Operations

      The following table sets forth the other combined condensed pro forma results of operations for the three month periods ended March 31, 1999 and 1998, which includes: First Resort Software and corporate.

                                                  Three Months Ended March 31,
(dollars in thousands)                               1998                 1999
                                           --------------      ---------------
Revenues                                   $   828  100.0%     $   867   100.0%
Operating expenses                           2,624    n/m        2,727     n/m
Operating loss                             $(1,796)   n/m      $(1,860)    n/m

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998
- Other

      Revenues and operating expenses were relatively flat as compared to prior year.

      Liquidity and Capital Resources

      ResortQuest is a holding company that conducts all of its operations through its Operating Companies. Accordingly, the primary internal source of our liquidity is through the cash flows realized from our subsidiaries and our amended $55 million Credit Facility. We generated cash flows from operating activities of $4.7 million in the three months ended March 31, 1999 primarily due to income from continuing operations and an increase in reservation and escrow deposits and an increase in accounts payable and accrued liabilities. Cash used in investing activities was approximately $10.1 million in the three months ended March 31, 1999, due primarily to the cash portions of the 1999 Acquisitions. In the three months ended March 31, 1999, cash provided by financing activities totaled $9.7 million, which included $10.1 million net borrowings under the Credit Facility. At March 31, 1999, we had approximately $30.5 million in cash and cash equivalents, of which $18.8 million represents cash held in escrow. The cash held in escrow is released at varying times in accordance with state regulations, generally based upon the guest stay, or for real estate sale deposits when the property is sold. Certain assets, including real estate, personal property, receivables and cash, that were not used in the operations of certain Founding Companies were excluded from the Combinations and retained by the respective stockholders of such Founding Companies. At March 31, 1999, we had a working capital deficit of $4.9 million, $49.2 million of outstanding long-term debt and $7.0 million available under our Credit Facility. we anticipate that our cash flow from operations will provide cash in excess of our normal working capital levels, debt service requirements and planned capital expenditures for the foreseeable future. Total capital expenditures for 1999 are anticipated to be between $3.5 million and $4.0 million, of which approximately $600,000 will be for software development, with the balance going to furniture, fixtures and equipment.

      Post-IPO Acquisitions

      Since the IPO, we have completed twelve Post-IPO Acquisitions: Plantation Resort Management, Inc., ("Plantation Resort") located in Gulf Shores, Alabama, effective August 31, 1998; Whistler Exclusive Properties, Ltd. ("Whistler Exclusive") located in Whistler, British Columbia, Canada, effective September 3, 1998; Abbott Realty Services, Inc. ("Abbott Resorts") located in Destin, Florida, effective September 30, 1998; Columbine Management, Inc. ("Columbine") located in Dillon, Colorado, effective December 1, 1998; Ridgepine Vacation Rentals, Inc. ("Ridgepine") in Sunriver Oregon, effective January 1, 1999; Cove Realty Management Services, Inc. ("Cove") in Palm Desert, California, effective January 1, 1999; Ryan's Golden Eagle Management Services, Inc. ("Golden Eagle") in Big Sky, Montana, effective January 5, 1999; Scottsdale Resort Accommodations Inc. ("Scottsdale") in Scottsdale, Arizona, effective February 1, 1999; Worthy Rentals, Inc. ("Worthy") in Hilton Head Island, South Carolina, effective February 1, 1999; High Country Management, Inc. ('High Country") in Crested Butte, Colorado, effective March 31, 1999; and Mountain High Management ("Mountain High") in Whistler, British Columbia Canada, effective March 31, 1999. The acquisitions of Plantation Resort, Mountain High, and High Country were accounted for under the pooling of interests method of accounting; the remaining Post-IPO acquisitions were accounted for under the purchase method of accounting.

      We intend to pursue attractive acquisition opportunities. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into ResortQuest without substantial costs, delays or other operational or financial problems. Increased competition for acquisition candidates may develop, in which event there may be fewer acquisition opportunities available to the Company, as well as higher acquisition prices. Further, acquisitions involve a number of special risks, including the failure of acquired companies to achieve anticipated results, diversion of management's attention, failure to retain key personnel, risks associated with unanticipated events or liabilities and amortization of acquired intangible assets. Some or all of which could have a material adverse effect on our business, financial condition and results of operations.

      The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. We expect to fund future acquisitions primarily through a combination of cash flow from operations, borrowings under the Credit Facility, other debt fundings, and issuance of Common Stock.

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

      Shelf Registration

      On June 25, 1998, ResortQuest registered 3.0 million shares of Common Stock with the SEC pursuant to a shelf registration statement. As of March 31, 1999, 1,465,359 of the shares covered by this shelf registration statement have been issued in connection with Post-IPO Acquisitions. On October 16, 1998, we filed post-effective amendment no. 1 to the shelf registration statement with the SEC and on April 13, 1999, we filed post-effective amendment no.

2 to the shelf registration statement with the SEC. The remaining shares covered by the post-effective amendments are available to be used in future acquisitions.

      Credit Facilities and Loan Guarantees

      On April 16, 1999 we executed amendment no. 3 to the credit agreement to allow for the refinancing of existing loans of a subsidiary. The Credit Facility may be used for letters of credit not to exceed $2.5 million, acquisitions, capital expenditures, and for general corporate purposes. The Credit Agreement requires us to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets and dividends. Interest on outstanding balances of the Credit Facility is computed at our election, on the basis of either the Prime Rate or the Eurodollar Rate plus a margin ranging from 1.25% to 2.00%, depending on certain financial ratios. Availability fees range from 0.25% to 0.50% per annum depending on certain financial ratios are payable on the unused portion of the Credit Facility. At March 31, 1999, borrowings under the Credit Facility totaled $48.0 million. The Credit Facility has a three-year term and is secured by substantially all the assets of ResortQuest and our subsidiaries, including the stock in the Founding Companies and any future material subsidiaries, as defined. ResortQuest, each Founding Company and all other current and future material subsidiaries are required to guarantee repayment of all amounts due under the Credit Facility. At March 31, 1999, we were in compliance with applicable loan covenants.

      We are currently negotiating a $50 million private placement of senior secured notes. Closing on these debt instruments is anticipated to occur in late May or early June, 1999. The proceeds of these borrowings will be used to fund future acquisitions.

      Certain of Aston's management agreements contain provisions for guaranteed levels of returns to owners. These agreements also contain force majeure clauses to protect the Company from forces or occurrences beyond the control of management.

      Capital Spending

      It is anticipated that cash flows from operations will provide sufficient flows to satisfy working capital needs, debt service requirements and normal capital expenditure needs. We made capital expenditures of approximately $817,000 during the three months ended March 31, 1999. Total capital expenditures for 1999 are anticipated to be between $3.5 million and $4.0 million, of which approximately $600,000 will be for software development, with the balance going to furniture, fixtures and equipment.

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

      We are in the process of evaluating the various components of our operating environment (personal computer workstations and related equipment, Network servers, telephone and data communication equipment, point of sale devices, software applications (both third party and internally developed software)), and embedded technology such as microcontrollers. We expect to complete the analysis, and implement any corrective measures by mid-1999. The Year 2000 project is not expected to delay or supercede other planned technology projects.

      Based upon the information gathered to date, we estimate the upper range of the cost of the analysis and subsequent replacement or upgrade of system components which are not Year 2000 compliant is approximately $600,000. A significant portion of the total potential expense estimate relates to the cost of replacement of personal computer hardware, servers, and telecommunications equipment. Funding of Year 2000 costs is expected to be provided by cash flow from operations.

      The impact upon ResortQuest by Year 2000 issues is primarily in the areas of property management systems, telecommunications, and financial accounting/reporting. We believe that the consequences of Year 2000 issues with the respect to adverse impact upon our results of operations will not be material.

      We expect to have contingency plans in place designed to mitigate the impact of Year 2000 issues. The contingency plan will include items such as offsite and/or manual reservations/inventory management, property management (guest services, back office functions, work order administration), financial accounting and reporting, and management reporting. All contingency plans are expected to be developed, tested and implemented by the end of 1999.

      Seasonality and Quarterly Fluctuations

      The ResortQuest business is highly seasonal. The pro forma results of operations have been subject to quarterly fluctuations caused primarily by the seasonal variations in the vacation rental and property management industry, with peak seasons dependent on whether the resort is primarily a summer or winter destination. Our quarterly results of operations may also be subject to fluctuations as a result of the timing and cost of acquisitions, the timing of real estate sales, changes in relationships with travel providers, extreme weather conditions or other factors affecting leisure travel and the vacation rental and property management industry.

      Risks Associated With Forward Looking Statements

      This filing contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including but not limited to the risks associated with; successful integration of the Founding Companies and additional acquired companies' factors affecting internal growth and management of growth, ResortQuest's acquisition strategy and availability of financing, the tour and travel industry, seasonality, quarterly fluctuations and general economic conditions, dependence on technology and travel providers, and other factors discussed in the Registration Statement. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by ResortQuest or any other person that the objectives and plans will be achieved.

Performance Statistics

                                                  Three Months Ended
                                              March 31,    March 31,     Inc./
                                                   1998         1999      Dec.
                                                -------      -------    ------
Hawaii
  Lodging Revenues (1)                          $40,114      $38,749    (3.4)%
  Occupancy                                        78.7%        83.7%    5.0 pts
  ADR                                           $113.44      $106.97    (5.7)%
  RevPAU                                         $89.32       $89.55     0.3 %
  Total Units                                     5,090        4,966    (2.4)%

Mountain
  Lodging Revenues (1)                          $16,921      $18,686    10.4 %
  Occupancy                                        64.1%        70.0%    5.9 pts
  ADR                                           $206.58      $205.61    (0.5)%
  RevPAU                                        $132.35      $143.97     8.8 %
  Total Units                                     1,572        1,585     0.8 %

Beach
  Lodging Revenues (1)                          $14,828      $15,926     7.4 %
  Occupancy                                        62.8%        58.0%   (4.8)pts
  ADR                                            $76.15       $79.09     3.9 %
  RevPAU                                         $47.82       $45.87    (4.1)%
  Total Units                                     4,479        4,707     5.1 %

Total
  Lodging Revenues (1)                          $71,863      $73,361     2.1 %
  Occupancy                                        71.0%        71.9%    0.9 pts
  ADR                                           $114.03      $112.09    (1.7)%
  RevPAU                                         $81.01       $80.65    (0.4)%
  Total Units                                    11,141       11,258     1.1 %

(1) Lodging revenues are in thousands and represent the total rental charged to property rental customers. Our revenue represents from 3% to over 40% of the lodging revenues based on the services provided to us.

      The above statistics exclude Houston & O'Leary, The Maury People, Plantation Resorts, Columbine, Ridgepine, Ryan's Golden Eagle, Cove Management Services, Worthy Rentals, Scottsdale Resorts Accommodations, High Country Resorts, and Mountain High Management units of approximately 3,500. Also excluded from these statistics are owner use nights and renovation nights which were approximately 11.9% of gross available nights in the three months ended March 31, 1999 and 11.9% of gross available nights in the three months ended March 31, 1998.

                    Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      EX-27 Financial Data Schedule (1)

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed during the quarter ended March 31, 1999.

----------
Footnotes

(1)   Filed herewith

                                    Signature

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.

                                            RESORTQUEST INTERNATIONAL, INC.

May 14, 1999                                   By: /s/ JEFFERY M. JARVIS
                                               ----------------------------
                                               Jeffery M. Jarvis
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer,
                                                Chief Accounting Officer
                                                and Duly Authorized Officer)

                                  EXHIBIT INDEX

                                                                   Sequential
Exhibit No.                        Description                      Page No.
-----------             -------------------------------------      ----------
  EX-27                 Financial Data Schedule (1)                    30

---------
Footnotes

(1)   Filed herewith