Form 10-Q
period 1999-06-30
RESORTQUEST INTERNATIONAL INC
filed 1999-08-16
CIK 1057507

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

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

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of JUNE 30, 1999.


Common Stock . . . . . . . . . . . . . . 18,134,785 shares




                                 Page 1 of 29
                             Exhibit Index Page 29

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
                          ---------------------------

     On May 26, 1998, ResortQuest International, Inc. consummated its initial public offering (the "IPO") and the combination (the "Combinations") of 12 vacation rental and property management companies and one leading vacation rental and property management software company (collectively the "Founding Companies"). Since the IPO, we have completed 17 acquisitions, five in 1998 and twelve in 1999 (the "Post-IPO acquisitions").

     Aston Hotels & Resorts ("Aston"), one of the Founding Companies, was designated as the accounting acquiror (for financial statement presentation purposes) in the Combinations in accordance with Securities and Exchange Commission (the "SEC") Staff Accounting Bulletin No. 97 ("SAB 97"), which states that the combining company which receives the largest portion of voting rights in the combined corporation is presumed to be the acquiror for accounting purposes unless other evidence clearly indicates that another company is the acquiror. We have analyzed the factors as set forth in SAB 97 that may indicate Aston should not be deemed to be accounting acquiror, including

     -   the existing conversion rights of the Restricted Common Stock,

     - Aston's level of representation on the Board and in the holding company management team, and

     - voting percentage of the shares held by Aston and the existing shareholder group.

We have concluded that none of these factors, either individually, or in the aggregate, is sufficient to rebut the presumption that the shareholders of Aston should be deemed the accounting acquiror. Our unaudited consolidated condensed statements of pro forma income give effect to the Combinations, the IPO, and the acquisition of Abbott Resorts as if such transactions had occurred on January 1, 1998. In addition, to provide further comparability of the periods presented in our unaudited consolidated condensed statements of pro forma income, corporate overhead in an amount comparable to the current year is reflected in the prior year.

     Our accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. Our results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of operating results. Operating results for interim periods are not necessarily indicative of the results for full years. Our unaudited consolidated condensed financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 1998 Annual Report to Stockholders and our Post-Effective Amendment No. 2 to Registration Statement on Form S-1 (No.
333-10623), as amended, filed with the SEC.

                          RESORTQUEST INTERNATIONAL,INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                      December 31,       June 30,
(in thousands, except share amounts)                                         1998           1999
                                                                      -----------       --------
ASSETS                                                                 (Restated)
Current assets
  Cash and cash equivalents                                              $ 26,247       $ 33,987
  Trade and other receivables, net                                          3,929          6,387
  Receivables from stockholders                                             5,209          1,662
  Deferred income taxes                                                     1,297          1,297
  Other current assets                                                      2,276          3,402
                                                                         --------       --------
    Total current assets                                                   38,958         46,735
Goodwill, net                                                             130,214        162,433
Property and equipment, net                                                16,649         18,114
Deferred income taxes                                                         211            211
Other assets                                                                2,187          8,213
                                                                         --------       --------
        Total assets                                                     $188,219       $235,706
                                                                         ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt                                   $  1,234       $    892
  Customer deposits, deferred revenues and payable
    to property owners                                                     24,639         42,047
  Accounts payable and accrued liabilities                                 13,210         11,957
  Payables to stockholders                                                  1,632            512
  Other current liabilities                                                   323            175
                                                                         --------       --------
    Total current liabilities                                              41,038         55,583
Long-term debt, net of current maturities                                  38,098         56,428
Other long-term obligations                                                 2,228          1,820
                                                                         --------       --------
      Total liabilities                                                    81,364        113,831
                                                                         --------       --------
Commitments and contingencies
Stockholders' equity
  Common stock, $0.01 par value, 50,000,000 shares authorized,
   17,092,768 and 18,134,785 shares outstanding, respectively                 171            181
  Additional paid-in capital                                              136,026        146,696
  Excess distributions                                                    (29,500)       (29,500)
  Retained earnings                                                           158          4,498
                                                                         --------       --------
    Total stockholders' equity                                            106,855        121,875
                                                                         --------       --------
        Total liabilities and stockholders' equity                       $188,219       $235,706
                                                                         ========       ========




The accompanying notes are an integral part of these consolidated condensed financial statements.

                         RESORTQUEST INTERNATIONAL, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                   Three Months Ended           Six Months Ended
                                                 June 30,     June 30,      June 30,     June 30,
(in thousands, except share amounts)                1998         1999          1998         1999
                                                 -------      -------       -------      -------
                                               (Restated)                 (Restated)
Revenues
  Property management fees                        $4,160      $15,163       $ 9,132      $33,575
  Service fees                                     3,546        9,972         6,654       17,689
  Other                                            2,015        5,854         2,601       11,382
                                                  ------      -------       -------      -------
    Total revenues                                 9,721       30,989        18,387       62,646
                                                  ------      -------       -------      -------
Operating expenses
  Direct operating expenses                        5,843       15,787        10,254       30,256
  General and administrative
    expenses                                       2,584        9,510         4,198       18,948
  Depreciation and amortization                      475        1,672           590        3,230
                                                  ------      -------       -------      -------
      Total operating expenses                     8,902       26,969        15,042       52,434
                                                  ------      -------       -------      -------
Operating income                                     819        4,020         3,345       10,212
Interest and other income (expense)                  101         (887)         (132)      (1,534)
                                                  ------      -------       -------      -------
Income before income taxes                           920        3,133         3,213        8,678
Provision for income taxes                           332        1,441           360        3,946
                                                  ------      -------       -------      -------
Income from continuing operations                    588        1,692         2,853        4,732
(Loss) income from discontinued
  operations (Note 2)                               (210)           -         1,347            -
                                                  ------      -------       -------      -------
Net income                                        $  378      $ 1,692       $ 4,200      $ 4,732
                                                  ======      =======       =======      =======
Earnings per share (Note 6)
  Basic
    Continuing operations                         $ 0.08      $  0.10       $  0.59      $  0.27
    Discontinued operations                        (0.03)           -          0.28            -
                                                  ------      -------       -------      -------
    Net income                                    $ 0.05      $  0.10       $  0.87      $  0.27
                                                  ======      =======       =======      =======
  Diluted
    Continuing operations                         $ 0.08      $  0.10       $  0.58      $  0.27
    Discontinued operations                        (0.03)           -          0.28            -
                                                  ------       ------       -------      -------
    Net income                                    $ 0.05      $  0.10       $  0.86      $  0.27
                                                  ======      =======       =======      =======



The accompanying notes are an integral part of these consolidated condensed financial statements.

                         RESORTQUEST INTERNATIONAL, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF PRO FORMA INCOME
                              (UNAUDITED) (Note 1)


                                                   Three Months Ended           Six Months Ended
                                                 June 30,     June 30,      June 30,     June 30,
(in thousands, except share amounts)                1998         1999          1998         1999
                                                 -------      -------       -------      -------
Revenues
  Property management fees                       $12,004      $15,163       $28,440      $33,528
  Service fees                                     7,350        9,972        13,449       17,689
  Other                                            6,138        5,854        10,430       11,382
                                                 -------      -------       -------      -------
    Total revenues                                25,492       30,989        52,319       62,599
                                                 -------      -------       -------      -------
Operating expenses
  Direct operating expenses                       13,594       15,787        26,030       30,214
  General and administrative
    expenses                                       7,216        8,997        14,498       17,964
  Depreciation and amortization                    1,411        1,672         2,812        3,230
                                                 -------      -------       -------      -------
      Total operating expenses                    22,221       26,456        43,340       51,408
                                                 -------      -------       -------      -------
Operating income                                   3,271        4,533         8,979       11,191
Interest and other expense, net                     (661)        (887)       (1,253)      (1,534)
                                                 -------      -------       -------      -------
Income before income taxes                         2,610        3,646         7,726        9,657
Provision for income taxes                         1,325        1,677         3,603        4,359
                                                 -------      -------       -------      -------
Net income                                       $ 1,285      $ 1,969       $ 4,123      $ 5,298
                                                  ======      =======       =======      =======

Earnings per share - basic                       $  0.08      $  0.11       $  0.24      $  0.30
                                                  ======      =======       =======      =======

Earnings per share - diluted                     $  0.07      $  0.11       $  0.24      $  0.30
                                                  ======      =======       =======      =======



The accompanying notes are an integral part of these consolidated condensed pro forma financial statements.

                         RESORTQUEST INTERNATIONAL, INC.
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                              Additional
                                               Common Stock      Paid-in          Excess   Retained
(in thousands, except share amounts)       Shares    Amount      Capital   Distributions   Earnings      Total
                                       ----------    ------   ----------   -------------   --------   --------
Balance, December 31,
  1998 (Restated)                      17,092,768      $171     $136,026        $(29,500)   $   158   $106,855
  Net income                                    -         -            -               -      4,732      4,732
  Distributions of pooled
    companies prior to acquisition              -         -            -               -       (392)      (392)
  Stock issued in connection with
    1999 purchase acquisitions          1,042,017        10       10,670               -          -     10,680
                                       ----------      ----     --------        --------    -------   --------
Balance, June 30, 1999                 18,134,785      $181     $146,696        $(29,500)   $ 4,498   $121,875
                                       ==========      ====     ========        ========    =======   ========



The accompanying notes are an integral part of these consolidated condensed financial statements.

                         RESORTQUEST INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               Six Months Ended
                                                                            June 30,    June 30,
(in thousands)                                                                 1998        1999
                                                                           --------    --------
                                                                          (Restated)
Cash flows from operating activities
  Net income                                                                $ 4,200     $ 4,732
  Income from discontinued operations                                         1,347           -
                                                                            -------     -------
    Income from continuing operations                                         2,853       4,732
Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities
    Depreciation and amortization                                               590       3,230
    Changes in operating assets and liabilities
      Trade and other receivables                                             1,325      (1,843)
      Accounts payable and accrued liabilities                               (3,177)     (2,686)
      Customer deposits, deferred revenues and
         payable to property owners                                           2,216       9,619
      Other                                                                  (1,161)     (4,437)
                                                                            -------     -------
          Net cash provided by operating activities                           2,646       8,615
                                                                            -------     -------
Cash flows from investing activities
  Cash portion of acquisitions, net                                         (15,277)    (14,397)
  Purchase of property and equipment                                           (243)     (1,923)
  Other                                                                         528           -
                                                                            -------     -------
          Net cash used in investing activities                             (14,992)    (16,320)
                                                                            -------     -------
Cash flows from financing activities
  Net credit facility repayments                                                  -     (38,475)
  Net proceeds from issuance of senior notes                                      -      48,986
  Proceeds from issuance of secured mortgage notes                                -       5,734
  Net Proceeds from public stock issuance                                    60,889           -
  Distribution to stockholders                                              (33,343)       (392)
  Payment of other long-term obligations                                     (5,833)       (408)
  Other                                                                        (461)          -
                                                                            -------     -------
          Net cash provided by financing activities                          21,252      15,445
                                                                            -------     -------
Net increase in cash and cash equivalents                                     8,906       7,740
Cash and cash equivalents, beginning of period                                4,638      26,247
                                                                            -------     -------
Cash and cash equivalents, end of period                                    $13,544     $33,987
                                                                            =======     =======



The accompanying notes are an integral part of these consolidated condensed financial statements.

                         RESORTQUEST INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

     FORMATION
     ---------

     ResortQuest International, Inc. (a Delaware corporation) ("ResortQuest") is the first company to offer vacation condominium and home rentals, sales and management under a national brand name and is a leading provider of vacation rentals in premier destination resorts located in the continental United States, Hawaii and Canada. Effective with the closing of our initial public offering on May 26, 1998 (the "IPO"), we acquired 12 vacation rental and property management companies and one leading vacation rental and property management software company (collectively the "Founding Companies") (the "Combinations"). However, for accounting and reporting purposes, Hotel Corporation of the Pacific, Inc. ("Aston") was identified as the accounting acquiror and the remaining Founding Companies along with ResortQuest were accounted for under the purchase method of accounting.

     Subsequent to the IPO, we executed five acquisitions through the end of 1998. During the six months ended June 30, 1999, we executed an additional ten acquisitions, two of which were accounted for under the pooling-of-interests method of accounting; the remaining eight acquisitions were accounted for under the purchase method of accounting.

     POOLING RESTATEMENTS
     --------------------

     We have retroactively restated our historical financial statements for the pooling-of-interest acquisitions. Our results of operations for the separate companies and the restated combined results presented in the accompanying consolidated condensed financial statements are as follows:


                                                                Three Months Ended        Six Months Ended
                                                               June 30,    June 30,     June 30,   June 30,
(in thousands)                                                    1998        1999         1998       1999
                                                               -------     -------      -------    -------
Revenues
  ResortQuest, as previously reported                           $7,858     $30,989      $13,936   $ 62,646
  Pooled companies                                               1,863           -        4,451          -
                                                                ------     -------      -------   --------
    Combined Revenues, as restated                              $9,721     $30,989      $18,387   $ 62,646
                                                                ======     =======      =======    =======
Net Income
  ResortQuest, as previously reported                           $  367     $ 1,692      $ 3,621   $  4,732
  Pooled companies                                                  11           -          579          -
                                                                ------     -------      -------    -------
    Combined Net Income, as restated                            $  378     $ 1,692      $ 4,200    $ 4,732
                                                                ======     =======      =======    =======



     In connection with the 1999 pooling-of-interests transactions, we recorded total expense of $298,000 and $716,000 in the three- and six-month periods ended June 30, 1999 related to transaction costs of the acquisitions. Transaction costs consisted primarily of attorneys, accountants, and other related costs incurred both by us and by the companies acquired.

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

     PRO FORMA FINANCIAL INFORMATION
     -------------------------------

     To provide better comparability, our consolidated condensed statements of pro forma income include the financial results of ResortQuest and the Founding Companies as if the Combinations had occurred on January 1, 1998. Our consolidated condensed statements of pro forma income also include the effects of:

-        the Combinations and the three pooling acquisitions;

- the proceeds from the issuance of 6,670,000 shares of our Common Stock, a portion of which was used to pay the cash portion of the purchase price for the Founding Companies, to pay IPO expenses, and to repay debt assumed in the Combinations;

- certain adjustments to salaries, bonuses, and benefits to former owners and key management of the Founding Companies, Abbott Resorts and the three pooling acquisitions;

- reversal of compensation expense in the three months ended March 31, 1998, relating to the non-recurring, non-cash compensation charge of $5.6 million related to Common Stock issued to management;

- provision for income taxes as if pro forma income was subject to federal, state or provincial income taxes during the periods and that goodwill was principally not deductible for income tax purposes;

- amortization of goodwill resulting from the Combinations; corporate overhead in the prior year first quarter in an amount comparable to the expense recorded in the current year; the financial results of Abbott Resorts as if the Abbott Resorts acquisition had occurred on January 1, 1998;

-        excludes income (loss) from discontinued operations; and

- the acquisitions using purchase accounting since their respective effective date of acquisition.

In addition, the 1999 Acquisitions accounted for under the purchase method of accounting, we noted the following pro forma results assuming these combinations occurred on January 1, 1998:


                                                                Three Months Ended        Six Months Ended
                                                               June 30,    June 30,     June 30,   June 30,
(in thousands)                                                    1998        1999         1998       1999
                                                               -------     -------      -------    -------
Revenues
  ResortQuest, as restated                                     $ 9,721     $30,989      $18,387    $62,645
  Combinations                                                   4,123       2,221        9,838      5,163
                                                                ------     -------       ------    -------
    Pro forma combined revenues                                $13,844     $33,210      $28,225    $67,808
                                                                ======     =======       ======    =======
Net Income
  ResortQuest, as restated                                     $   378     $ 1,692      $ 4,200    $ 4,732
  Combinations                                                     925         466        2,144      1,394
                                                                ------     -------       ------    -------
    Pro forma combined net income                              $ 1,303     $ 2,158      $ 6,344    $ 6,126
                                                                ======     =======       ======    =======


     RECLASSIFICATIONS
     -----------------

     Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2 - DISCONTINUED OPERATIONS
--------------------------------

     In 1998, we decided that we would no longer enter into leasing arrangements for lodging facilities. Accordingly, for all periods presented in the accompanying financial statements, the financial position, results of operations and cash flows of the leased assets are reflected as discontinued operations. Concurrent with the Combinations, Aston assigned such leases to AST Holdings, Inc., a corporation owned by Aston's principal stockholder. On May 27, 1998, we entered into a contract with AST Holdings to manage these facilities for a fee. Summarized financial information of our discontinued operations for the three and six months ended June 30 1998, is provided in the following table.


                                                          Three                  Six
                                                   Months Ended         Months Ended
                                                        June 30,             June 30,
(in thousands)                                             1998                 1998
                                                         ------              -------
Revenues                                                 $4,187              $14,304
Operating expenses                                        3,651               10,120
General and administrative expenses                         749                2,839
                                                         ------              -------
     Operating (loss) income                               (213)               1,345
Other income                                                  3                    2
                                                         ------              -------
(Loss) income from discontinued operations               $ (210)             $ 1,347
                                                         ======              =======




NOTE 3 - NOTE RECEIVABLE FROM STOCKHOLDER
-----------------------------------------

     In connection with the Combinations, Aston formalized their receivable resulting from cash advances to its primary stockholder with a $4.0 million promissory note (the "Note"). The Note bears interest at one-half of one percent below prime rate of interest, but not less than six percent and not more than 10 percent. Payments under the Note are interest only, due and payable every January and July 1st. The Note was due on demand with 180 days notice for any time through May 26, 1999. If payment is not requested within the notice periods, the Note becomes due and payable on May 25, 2008. The demand feature of the Note was not exercised, and the Note is now due and payable on May 25, 2008. Accordingly, the note receivable is now classified as a long-term asset.

NOTE 4 - LONG-TERM DEBT
-----------------------

     On June 16, 1999, we issued $50 million of 9.06% senior secured notes, due June 2004, in connection with a note purchase agreement. The senior notes are secured pari passu to the credit agreement. The senior note purchase agreement contains loan covenants similar to the credit agreement and has prepayment restrictions in the form of make hole provisions. Interest is payable semiannually.

     On June 1, 1999, we executed amendment no. 4 to the credit agreement to allow for the sharing of credit with the senior notes and reduce the availability under the credit agreement to $50 million. On April 16, 1999, we executed amendment no. 3 to the credit agreement to allow for the refinancing of existing loans of a subsidiary. The Credit Facility may be used for letters of credit not to exceed $2.5 million, acquisitions, capital expenditures, and for general corporate purposes. The Credit Agreement requires ResortQuest to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets and dividends. Interest on outstanding balances of the Credit Facility is computed at our election, on the basis of either the Prime Rate or the Eurodollar Rate plus a margin ranging from 1.25% to 2.00%, depending on certain financial ratios. Availability fees range from 0.25% to 0.50% per annum depending on certain financial ratios and are payable on the unused portion of the Credit Facility. At June 30, 1999, there were no borrowings under the Credit Facility. The Credit Facility has a three-year term and is secured pari passu to the senior notes, by substantially all or our assets, including the stock in the Founding Companies and any future material subsidiaries, as defined. At June 30, 1999, we were in compliance with applicable credit agreement and senior note purchase agreement loan covenants.

NOTE 5 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

     GUARANTEES
     ----------

     Certain of Aston's management agreements contain provisions for guaranteed levels of returns to owners. These agreements also contain force majeure clauses to protect us from forces or occurrences beyond the control of management.

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

(iii) any liability under the 1933 Act, the 1934 Act or other federal or state law or regulation arising out of or based upon any untrue statement of a material fact relating solely to the Founding Company or the stockholders, and

(iv)     certain other identified claims or litigation.

In addition, pursuant to each Agreement and subject to certain limitations, we agreed to indemnify the stockholders against losses, claims, damages, actions, suits, proceedings, demands, assessments, adjustments, costs and expenses incurred by the stockholders as a result of or arising from

(i) any breach by us or of its representations and warranties in the Agreement and its schedules and certificates,

(ii)     any breach of any agreement on the part of us under this Agreement,

(iii) any liability under the 1933 Act, the 1934 Act or other federal or state law or regulation, at common law or otherwise, arising out of or based upon any untrue statement or alleged untrue statement of a material fact relating to us or any of the other Founding Companies contained in certain filings with the SEC, or

(iv) the matters described in the schedules to the Agreement relating to guarantees.

     We are not aware of any events that have or could have caused any such indemnification under any of the Agreements during the periods presented in the accompanying consolidated condensed financial statements.

     LITIGATION
     ----------

     We are involved in various legal actions arising in the ordinary course of business. We do not believe that the outcome of such legal actions will have a materially adverse effect on our financial position or results of operations.

     INSURANCE
     ---------

     We carry a broad range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and a general umbrella policy. We have not incurred significant claims or losses on any of its insurance policies during the periods presented in the accompanying financial statements.

     BENEFIT PLANS
     -------------

     As of June 30, 1999, we had twelve 401(k) profit sharing plans, which existed prior to the IPO and the acquisition of the Founding Companies or the Post-IPO Acquisitions. Under the plans currently in place, employees may defer from 1% to 18% of eligible earnings, company matching contributions range from 0% to 50% of the first 4% to 6% of employee contributions, and employee vesting in company matching contributions varies from immediate vesting in some plans to seven or more years in other plans. On April 1, 1999, we established a new 401(k) profit sharing plan, which will cover all domestic employees. We are in the process of merging existing plans into the new 401(k) profit sharing plan.

     EMPLOYMENT AGREEMENTS
     ---------------------

     Effective with the Combinations and certain Post-IPO acquisitions, we entered into employment agreements with all senior corporate officers and several subsidiary level key employees. Among other things, these agreements allow for severance payments and acceleration of stock option awards upon a change in control, as defined under the agreements. If a change in control occurred without prior written notice on June 30, 1999, As of June 30, 1999, the maximum amount of severance payments that could potentially have been payable under all agreements, excluding any applicable gross-up for excise taxes, was approximately $14.9 million.

NOTE 6 - EARNINGS PER SHARE
---------------------------

     ACTUAL RESULTS
     --------------

     Earnings per share included in the consolidated condensed statements of income for the historical periods ended June 30, 1998, include Aston's results of operations under its historical capital and income tax structure, the results of operations of the three post-IPO acquisitions accounted for under the pooling-of-interests method of accounting, and the remaining founding companies since the IPO. Accordingly, the 1,708,333 shares of Common Stock issued to the former stockholders of Aston in connection with the Combinations, the 392,780 shares issued in connection with the three pooling acquisitions, and the 14,215,953 shares issued in connection with the IPO are utilized to calculate weighted average common shares for the three and six months ended June 30, 1998. The following table reflects our weighted average common shares outstanding and the impact of its primary common share equivalents:


                                                               Three Months Ended          Six Months Ended
                                                            June 30,      June 30,    June 30,      June 30,
                                                               1998          1999        1998          1999
                                                          ---------    ----------   ---------    ----------
Basic weighted average common
  shares outstanding                                      7,568,787    17,486,882   4,850,054    17,421,508
Effect of dilutive
  securities - stock options                                113,728       255,328      57,178       442,518
                                                          ---------    ----------   ---------    ----------
Diluted weighted average common
  shares outstanding                                      7,682,515    17,742,210   4,907,232    17,864,026
                                                          =========    ==========   =========    ==========



     PRO FORMA RESULTS
     -----------------

     Pro forma earnings per share included in the consolidated condensed statement of pro forma income is based on pro forma net income after considering the adjustments described in Note 1-Pro Forma Financial Information above. The pro forma weighted average common shares for all periods reflect the issuance of Common Stock in connection with the Combinations, the IPO, the acquisition of Abbott Resorts, the three pooling acquisitions, and shares issued to ResortQuest shareholders and management as though such shares were outstanding for the entire periods. In addition, the 1999 period includes the impact of Common Stock issued in connection with the remaining Post-IPO Acquisitions only from their effective acquisition dates. The following table reflects our pro forma weighted average common shares outstanding and the impact of its dilutive common share equivalents.


                                                             Three Months Ended           Six Months Ended
                                                          June 30,      June 30,     June 30,      June 30,
                                                             1998          1999         1998          1999
                                                       ----------    ----------   ----------    ----------
Basic weighted average common
  shares outstanding                                   17,074,106    17,486,882   17,074,106    17,421,508
Effect of dilutive
  securities - stock options                              113,728       255,328       57,178       442,518
                                                       ----------    ----------   ----------    ----------
Diluted weighted average common
  shares outstanding                                   17,187,834    17,742,210   17,131,284    17,864,026
                                                       ==========    ==========   ==========    ==========


NOTE 7 - SEGMENT REPORTING
--------------------------

     On January 1, 1998, we adopted the provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." Under SFAS No. 131, we have one operating segment, property management, which is managed as one business unit. The all other caption includes First Resort Software and corporate. Approximately 74% of the all other segment assets represents goodwill recorded for First Resort Software and corporate. The following table presents the revenues, operating income and assets of our reportable segment.


                                                               Three Months Ended         Six Months Ended
                                                            June 30,      June 30,    June 30,     June 30,
(in thousands)                                                 1998          1999        1998         1999
                                                            -------       -------     -------      -------
Revenues
  Property Management                                       $ 9,466       $30,041     $18,132      $60,831
  All other                                                     255           948         255        1,815
                                                            -------       -------     -------      -------
                                                            $ 9,721       $30,989     $18,387      $62,646
                                                            =======       =======     =======      =======
Operating Income
  Property Management                                       $ 1,254       $ 5,880     $ 3,780      $14,350
  All other                                                    (435)       (1,860)       (435)      (4,138)
                                                            -------       -------     -------      -------
                                                            $   819       $ 4,020     $ 3,345      $10,212
                                                            =======       =======     =======      =======




                                                        December 31,      June 30,
                                                               1998          1999
                                                        -----------      --------
Assets
  Property Management                                      $149,883      $195,379
  All other                                                  38,336        40,327
                                                           --------      --------
                                                           $188,219      $235,706
                                                           ========      ========


            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

OVERVIEW
--------

     ResortQuest International, Inc. ("ResortQuest") is the leading provider of vacation condominium and home rental property management services in premier destination resorts located in the continental United States, Hawaii and Canada. We have developed the first and only branded nationwide network of vacation rental properties, and currently offer approximately 16,000 rental properties in 34 premier beach, island, mountain and desert destination locations.

     Our rental properties are generally second homes or investment properties owned by individuals who assign us the responsibility of managing, marketing and renting their properties. We earn management fees as a percentage of the rental income from each property, but have no ownership interest in the properties. In addition to the vacation property management business, we offer real estate brokerage services, and other rental and property owner services and have developed a proprietary vacation rental software package which we utilize internally and offer to over 600 vacation property management companies together with related services.

     We provide value-added services to both vacationers and property owners. For vacationers, we offer the value, convenience and features of a condominium or home while providing many of the amenities and services of a hotel. For property owners, we offer a comprehensive package of marketing, management and rental services designed to enhance rental income and profitability while providing services to maintain the property. To increase customer satisfaction, we have developed and are implementing a five-tier rating system that segments our property portfolio into one of five categories: Bronze, Silver, Gold, Platinum, and Quest Home.

     We completed our initial public offering on May 26, 1998 and simultaneously acquired 12 vacation rental and property management companies and one vacation property management software company, First Resort Software ("FRS") (together the "Founding Companies") (the "Combinations"). Since our initial public offering, we have acquired an additional 17 vacation rental and property management companies, increasing properties under management by approximately 50%, expanding our presence into eleven new resort markets and further enhancing our unique national platform.

RESULTS OF OPERATIONS - ACTUAL
----------------------------------

     For accounting and reporting purposes, Aston Hotels & Resorts ("Aston"), one of our founding companies, was identified as the accounting acquiror and the remaining founding companies along with ResortQuest were accounted for under the purchase method of accounting. Since the IPO and the Combinations, we made three acquisitions which have been accounted for under the pooling-of-interests method of accounting and for which the historical financial statements have been restated. Accordingly, our actual consolidated financial information for the three- and six-month periods ended June 30, 1998 and 1999 includes the results of Aston and the pooling acquisitions for the entire periods presented, includes ResortQuest and the founding companies only since May 26, 1998, and includes the remaining Post-IPO acquisitions since their respective effective dates of acquisition. Comparability of actual results for the quarter, year to date and prior years may be misleading and are not necessarily indicative of the results of the combined operations.

     The following table sets forth the historical consolidated results of operations for the three- and six-month periods ended June 30, 1999 and 1998.


                                      Three Months Ended June 30,        Six Months Ended June 30,
(dollars in thousands)                     1998             1999             1998            1999
                                 --------------  ---------------  ---------------  --------------
Revenues                         $9,721  100.0%  $30,989  100.0%  $18,387  100.0%  $62,646 100.0%
Direct operating expenses         5,843   60.1%   15,787   50.9%   10,254   55.8%   30,256  48.3%
General and administrative
  expenses                        2,584   26.6%    9,510   30.7%    4,198   22.8%   18,948  30.2%
Depreciation and amortization       475    4.9%    1,672    5.4%      590    3.2%    3,230   5.2%
Operating income                 $  819    8.4%  $ 4,020   13.0%  $ 3,345   18.2%   10,212  16.3%



Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998 - Actual

     Revenues. Revenues increased $21.3 million, or 218.8%, from $9.7 million in 1998 to $31.0 million in 1999, primarily due to the revenue impact of the companies acquired in the Combinations and the Post-IPO Acquisitions accounted for as purchases. Revenues from the 1998 Acquisitions and 1999 Acquisitions for the Hawaii, Mountain, Beach, Desert and Other segments were $330,000, $3.5 million, $19.6 million, $626,000 and $948,000, respectively.

     Direct operating expenses. Direct operating expenses increased $9.9 million, or 170.2%, from $5.8 million in 1998 to $15.8 million in 1999, which is primarily due to the expense impact of the companies acquired in the Combinations and the Post-IPO Acquisitions accounted for as purchases. As a percentage of revenues, direct operating expenses decreased from 60.1% in 1998 to 50.9% in 1999. Direct operating expenses from the 1998 Acquisitions and the 1999 Acquisitions for the Hawaii, Mountain, Beach, Desert and Other segments were $165,000, $3.0 million, $8.7 million, $316,000 and $431,000, respectively.

     General and administrative expenses. General and administrative expenses increased $6.9 million, or 268.0%, from $2.6 million in 1998 to $9.5 million in 1999, which is primarily due to the expense impact of the companies acquired in the Combinations, the Post-IPO Acquisitions accounted for as purchases and incremental public-company expenses. Depreciation and amortization expense increased due to the goodwill impact of acquisitions recorded using the purchase method of accounting. As a percentage of revenues, general and administrative expenses increased from 26.6% in 1998 to 30.7% in 1999. General and administrative expenses, including depreciation and goodwill amortization, from the 1998 Acquisitions and the 1999 Acquisitions for the Hawaii, Mountain, Beach, Desert and Other segments were $146,000, $1.7 million, $4.7 million, $263,000 and $2.4 million, respectively.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998 -
Actual

     Revenues. Revenues increased $44.3 million, or 240.2%, from $18.4 million in 1998 to $62.6 million in 1999, primarily due to the revenue impact of the companies acquired in the Combinations and the Post-IPO Acquisitions accounted for as purchases. Revenues from the 1998 Acquisitions and 1999 Acquisitions for the Hawaii, Mountain, Beach, Desert, and Other segments were $819,000, $13.9 million, $29.4 million, $1.9 million and $1.8 million, respectively.

     Direct operating expenses. Direct operating expenses increased $20.0 million, or 194.2%, from $10.3 million in 1998 to $30.3 million in 1999, which is primarily due to the expense impact of the companies acquired in the Combinations and the Post-IPO Acquisitions accounted for as purchases. As a percentage of revenues, direct operating expenses decreased from 55.8% in 1998 to 48.3% in 1999. Direct operating expenses from the 1998 Acquisitions and the 1999 Acquisitions for the Hawaii, Mountain, Beach, Desert and Other segments were $327,000, $7.2 million, $14.6 million, $379,000 and $897,000, respectively.

     General and administrative expenses. General and administrative expenses increased $14.8 million, or 352.4%, from $4.2 million in 1998 to $18.9 million in 1999, which is primarily due to the expense impact of the companies acquired in the Combinations, the Post-IPO Acquisitions accounted for as purchases and incremental public-company expenses. Depreciation and amortization expense increased due to the goodwill impact of acquisitions recorded using the purchase method of accounting. As a percentage of revenues, general and administrative expenses increased from 22.8% in 1998 to 30.2% in 1999. General and administrative expenses, including depreciation and goodwill amortization, from the 1998 Acquisitions and the 1999 Acquisitions for the Hawaii, Mountain, Beach, Desert and Other segments were $247,000, $3.1 million, $9.1 million, $726,000 and $5.1 million, respectively.

     OTHER
     -----

     The following table sets forth other historical items affecting consolidated net income for the three- and six-month periods ended June 30, 1999 and 1998.


                                 Three Months Ended June 30,         Six Months Ended June 30,
(dollars in thousands)                1998             1999             1998             1999
                                     -----           ------            -----           ------
Interest and other
   (expense) income, net             $ 101            $(887)            $(132)        $(1,534)
Other                                    -                -                 -             242
(Loss) income from
  discontinued operations             (210)               -             1,347               -
Effective tax rate                    36.0%            46.0%             11.2%           45.5%



     The interest expense for the six months ended June 30, 1998 is from Aston's operations, which were primarily financed through working capital and long-term financing. Concurrent with the Combinations, we did not assume any of Aston's previous debt. In the current year, interest expense is primarily related to the credit facility, which has been used to finance the cash portion of the Post-IPO acquisitions.

     In 1998, we decided that we would no longer enter into leasing arrangements for lodging facilities. Accordingly, for all periods presented in the accompanying financial statements, the financial position, results of operations and cash flows of the leased assets are reflected as discontinued operations. Concurrent with the Combinations, Aston assigned such leases to AST Holdings, Inc., a corporation owned by Aston's principal stockholder. On May 27, 1998, we entered into a contract with AST Holdings to manage these facilities for a fee.

     Our effective tax rate for the three- and six-month periods ended June 30, 1999, is impacted by the amortization of goodwill, most of which is not deductible for income tax purposes. The effective tax rate for the three- and six-month periods ended June 30, 1998, is impacted by the fact that prior to May 27, 1998 Aston qualified and filed with an S corporation status.

RESULTS OF OPERATIONS - PRO FORMA
---------------------------------

     To provide better comparability, the consolidated condensed pro forma results of operations for the three and six-month periods ended June 30, 1998 and 1999 include the results of ResortQuest, the Founding Companies as if the Combinations had occurred on January 1, 1998, the acquisition of Abbott
Resorts and the three pooling acquisitions as if they had occurred on January
1, 1998, corporate expense in the prior period comparable to the amount of corporate expense in current period, and the remaining Post-IPO acquisitions since their effective dates of acquisition. The combined pro forma results of operations include the effects of: (i) the Combinations and the poolings; (ii) the proceeds from the issuance of 6,670,000 shares of Our Common Stock, which was used to pay the cash portion of the purchase price for the Founding Companies, to repay debt assumed in the Combinations, and to pay IPO expenses; (iii) certain adjustments to salaries, bonuses, and benefits to former owners and key management of the Founding Companies, Abbott Resorts and the poolings effective with the IPO; (iv) reversal of compensation expense in the six months ended June 30, 1998, relating to the non-recurring, non-cash compensation charge of $5.1 million related to Common Stock issued to management; (v) provision for income taxes as if pro forma income was subject to federal, state or provincial income taxes during the periods and that goodwill was not deductible for income tax purposes; (vi) amortization of goodwill resulting from the Combinations and the Abbott acquisition and (vii) excludes income (loss) from discontinued operations.

     HAWAIIAN ISLANDS
     ----------------

     The following table sets forth the Hawaiian resorts' consolidated condensed pro forma results of operations for the three- and six-month periods ended June 30, 1999 and 1998.


                                      Three Months Ended June 30,        Six Months Ended June 30,
(dollars in thousands)                     1998             1999             1998            1999
                                 --------------  ---------------  ---------------  --------------
Revenues                         $4,847  100.0%   $4,922  100.0%  $12,104  100.0%  $11,347 100.0%
Operating expenses                4,158   85.8%    3,914   79.5%    8,234   68.0%    7,734  68.2%
Operating income                 $  689   14.2%   $1,008   20.5%  $ 3,870   32.0%  $ 3,613  31.8%




Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998 - Hawaii

     Revenues. Revenues increased $75,000, or 1.5%, from $4.8 million in 1998 to $4.9 million in 1999, primarily due to a 1.0 percent increase in revenue per available unit ("RevPAU") and a 2.2 point increase in occupancy. Units under management contract decreased by 2.7% in 1999 due to normal turnover in properties under management contract driven by real estate changing hands in the market. Average daily rate in Hawaii was down slightly due to the continued pressures from the Asian economic crisis.

     Operating expenses. Operating expenses decreased $244,000, or 5.9%, from $4.2 million in 1998 to $3.9 million in 1999. As a percentage of revenues, operating expenses decreased from 85.8% in 1998 to 79.5% in 1999.
This decrease primarily resulted from prudent cost control measures.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998 -
Hawaii

     Revenues. Revenues decreased $757,000, or 6.3%, from $12.1 million in 1998 to $11.3 million in 1999, primarily due to a lower number of units under management contract in 1999 due to normal turnover in properties under management contract driven by real estate changing hands in the market. Average daily rate in Hawaii was down 4.0% due to the continued pressures from the Asian economic crisis, but occupancy was up 3.6 points.

     Operating expenses. Operating expenses decreased $500,000, or 6.1%, from $8.2 million in 1998 to $7.7 million in 1999. As a percentage of revenues, operating expenses were relatively flat over the prior year.

     MOUNTAIN
     --------

     The mountain resorts' consolidated condensed pro forma results of operations for the second quarter reflect the off-peak season, which can impact margins on a quarterly basis. The following table sets forth the mountain resorts combined pro forma results of operations for the three- and six-month periods ended June 30, 1999 and 1998, which includes: Aspen, Breckenridge, Crested Butte, Dillon, Snowmass and Telluride, Colorado; Big Sky, Montana; Sunriver, Oregon; Park City, Utah; and Whistler, British Columbia.


                                      Three Months Ended June 30,        Six Months Ended June 30,
(dollars in thousands)                     1998             1999             1998            1999
                                 --------------  ---------------  ---------------  --------------
Revenues                        $ 2,166  100.0%  $ 3,623  100.0%  $11,825  100.0%  $16,021 100.0%
Operating expenses                3,340  154.2%    5,117  141.2%    8,285   70.1%   11,580  72.3%
Operating (loss) income         $(1,174)    nm   $(1,494)    nm   $ 3,540   29.9%  $ 4,441  28.7%



Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998 - Mountain

     Revenues. Revenues increased $1.5 million, or 67.3%, from $2.2 million in 1998 to $3.6 million in 1999, primarily due to $1.0 million in revenues from current year acquisitions. The mountain resorts on a comparable basis also experienced an increase in lodging revenues of 8.4%, primarily due to increased average daily revenue ("ADR") of 14.8%.

     Operating expenses. Operating expenses were up $1.8 million, or 53.2%, from $3.3 million in 1998 to $5.1 million in 1999, primarily due to $1.1 million in operating expenses related to the current year acquisitions. The remaining increase is attributable to the cost of managing additional units and the expense impact of acquisitions in the current year.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998 - Mountain

     Revenues. Revenues increased $4.2 million, or 35.5%, from $11.8 million in 1998 to $16.0 million in 1999, primarily due to $2.6 million in revenues from current year acquisitions. Also favorably impacting revenues was an increase in units under management in Whistler, B.C. and a strong ski season in Whistler and in Park City, Utah, which offset the snow drought in Colorado. The mountain resorts also experienced an increase in lodging revenues of 10.8%, primarily due to an increase in occupancy of 4.0 points and increased ADR of 1.6%.

     Operating expenses. Operating expenses were up $3.3 million, or 39.3%, from $8.3 million in 1998 to $11.5 million in 1999, primarily due to $2.3 million in operating expenses related to the current year acquisitions. The remaining increase is attributable to expense related to the increase in occupancy.

     BEACH
     -----

     The beach resorts' consolidated condensed pro forma results of operations for the second quarter reflect the beginning of the peak summer season, which can impact margins on a quarterly basis. The following table sets forth the beach resorts (excluding Hawaii) combined pro forma results of operations for the three- and six-month periods ended June 30, 1999 and 1998, which includes:
Bethany Beach, Delaware; Gulf Shores, Alabama; Nantucket, Massachusetts; Outer Banks, North Carolina; Sanibel and Captiva Islands, and Destin, Florida; St. Simons Island, Georgia; Port Clinton, Ohio; and Hilton Head Island, South Carolina.


                                      Three Months Ended June 30,        Six Months Ended June 30,
(dollars in thousands)                     1998             1999             1998            1999
                                ---------------  ---------------  ---------------  --------------
Revenues                        $17,678  100.0%  $20,870  100.0%  $26,762  100.0%  $31,531 100.0%
Operating expenses               12,586   71.2%   14,553   67.7%   22,058   82.4%   25,753  81.7%
Operating income                $ 5,092   28.8%  $ 6,317   30.3%  $ 4,704   17.6%  $ 5,778  18.3%



Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998 - Beach

     Revenues. Revenues increased $3.2 million, or 18.1%, from $17.7 million in 1998 to $20.9 million in 1999, due to a higher number of units under management contract and the acquisition in the current year of Worthy Rentals.

     Operating expenses. Operating expenses increased $2.0 million, or 15.7%, from $12.6 million in 1998 to $14.6 million in 1999. This increase was primarily attributable to increased expenses related to servicing increased units and expenses for Worthy Rentals.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998 -
Beach

     Revenues. Revenues increased $4.8 million, or 17.8%, from $26.8 million in 1998 to $31.5 million in 1999, due to a higher number of units under management contract and the acquisition in the current year of Worthy Rentals which was effective February 1, 1999.

     Operating expenses. Operating expenses increased $3.7 million, or 16.8%, from $22.1 million in 1998 to $25.8 million in 1999. This increase was primarily attributable to increased expenses related to servicing increased units and expenses for Worthy Rentals for the period.


     DESERT
     ------

     The desert resort segment represents a new addition to our geographic diversity and portfolio of vacation opportunities in 1999. With the addition of Sunrise Vacation Rentals in Palm Desert, California, Scottsdale Resort Accommodations in Scottsdale, Arizona and Fischer Villa in Tucson, Arizona, we added another winter vacation segment. The combined condensed results of operations of the three desert properties are included in the current year but are not reflected in the prior year.


                                                    Three Months              Six Months
                                                   Ended June 30,          Ended June 30,
(dollars in thousands)                                      1999                    1999
                                                 ---------------          --------------
Revenues                                         $   626  100.0%           $ 1,885 100.0%
Operating expenses                                   579   92.5%             1,105  58.6%
Operating income                                 $    47    7.5%           $   780  41.4%



     OTHER OPERATIONS
     ----------------

     The following table sets forth the other combined condensed pro forma results of operations for the threeand six-month periods ended June 30, 1999 and 1998, which includes: First Resort Software and corporate.


                                      Three Months Ended June 30,        Six Months Ended June 30,
(dollars in thousands)                     1998             1999             1998            1999
                                ---------------  ---------------  ---------------  --------------
Revenues                        $   801  100.0%  $   948  100.0%  $ 1,629  100.0%  $ 1,815 100.0%
Operating expenses                2,137     nm     2,293     nm     4,761     nm     5,236    nm
Operating loss                  $(1,336)    nm   $(1,345)    nm   $(3,132)    nm   $(3,421)   nm




Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998 - Other

     Revenues and operating expenses were relatively flat as compared to prior year.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998 -
Other

     Revenues and operating expenses were relatively flat as compared to prior year.



     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     We conduct all of our operations through our operating companies. Accordingly, the primary internal source of our liquidity is through the cash flows realized from our subsidiaries, borrowings under our amended $50 million Credit Facility and our $50 million senior secured notes, and the issuance of common stock.

     We generated cash flows from operating activities of $8.6 million in the six months ended June 30, 1999 primarily due to income from continuing operations and an increase in reservation and escrow deposits. Cash used in investing activities was approximately $16.3 million in the six months ended June 30, 1999, due primarily to the cash portions of the 1999 Acquisitions. In the six months ended June 30, 1999, cash provided by financing activities totaled $15.4 million, which included $49.0 million in net proceeds from the senior secured notes, and $32.7 million in net repayments under the Credit Facility.

     At June 30, 1999, we had approximately $34.0 million in cash and cash equivalents, of which $25.1 million represents cash held in escrow. The cash held in escrow is released at varying times in accordance with state regulations, generally based upon the guest stay or, in the case of real estate sales deposits, when the property is sold. At June 30, 1999, we had a working capital deficit of $8.8 million and $50.0 million available under our Credit Facility. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures for the foreseeable future.

     Total capital expenditures for 1999 are anticipated to be between $3.5 million and $4.0 million, of which approximately $600,000 will be for software development, with the balance going to furniture, fixtures and equipment.

     In connection with the IPO, common stock held by the founding companies' previous owners, the sponsor group partners and senior management became subject to certain transfer restrictions. These restrictions expired between May 20 and May 27, 1999. On May 24, 1999, we announced an anticipated earnings shortfall to street analysts' expectations for the second quarter and we withdrew a planned common stock offering. Had this offering been completed, the transfer restrictions would have been extended. In the proposed offering, we would have offered for sale shares of common stock held by the founding stockholders, as well as additional shares offered for sale by us. The withdrawn offering and the expiration of the transfer restrictions resulted in a significant increase in the number of shares of common stock now publicly tradable and has limited our ability to sell shares of our common stock through a public offering. Although this offering was withdrawn, we continue to consider various financial alternatives that we may pursue to generate additional equity.

     NOTE RECEIVABLE
     ---------------

     In connection with the Combinations, Aston formalized their receivable resulting from cash advances to its primary stockholder with a $4.0 million promissory note (the "Note"). The Note bears interest at one-half of one percent below prime rate of interest, but not less than six percent and not more than 10 percent. Payments under the Note are interest only, due and payable every January and July 1st. The Note was due on demand with 180 days notice for any time through May 26, 1999. If payment was not requested within the notice periods, the Note becomes due and payable on May 25, 2008. The demand feature of the Note was not exercised, and the Note is now due and payable on May 25, 2008. Accordingly, the note receivable is now classified as a long-term asset.

     POST-IPO ACQUISITIONS
     ---------------------

     Since the IPO, we have completed seventeen Post-IPO Acquisitions:
Plantation Resort Management, Inc., ("Plantation Resort") located in Gulf Shores, Alabama, effective August 31, 1998; Whistler Exclusive Properties, Ltd. ("Whistler Exclusive") located in Whistler, British Columbia, Canada, effective September 3, 1998; Abbott Realty Services, Inc. ("Abbott Resorts") located in Destin, Florida, effective September 30, 1998; Columbine Management, Inc. ("Columbine") located in Dillon, Colorado, effective December 1, 1998; Ridgepine Vacation Rentals, Inc. ("Ridgepine") in Sunriver Oregon, effective January 1, 1999; Cove Realty Management Services, Inc. ("Cove") in Palm Desert, California, effective January 1, 1999; Ryan's Golden Eagle Management Services, Inc. ("Golden Eagle") in Big Sky, Montana, effective January 5, 1999; Scottsdale Resort Accommodations Inc. ("Scottsdale") in Scottsdale, Arizona, effective February 1, 1999; Worthy Rentals, Inc. ("Worthy") in Hilton Head Island, South Carolina, effective February 1, 1999; High Country Management, Inc. ("High Country") in Crested Butte, Colorado, effective March 31, 1999; Mountain High Management ("Mountain High") in Whistler, British Columbia, Canada, effective March 31, 1999; Fischer Villa Management ("Fischer Villa") in Tucson, Arizona, effective June 20, 1999; Shoreline Properties, Inc. ("Shoreline Properties") in Port Clinton, Ohio, effective June 15, 1999; Coates, Reid & Waldron, ("Coates Reid") in Aspen, Colorado, effective June 29, 1999; Shoreline Rentals, Inc. ("Shoreline Rentals") in Hilton Head, South Carolina, effective July 18, 1999; Advantage Vacation Homes by Styles, Inc. and Styles Estates, Ltd. ("Styles") in Orlando, Florida, effective August 6, 1999. The acquisitions of Plantation Resort, Mountain High, and High Country were accounted for under the pooling of interests method of accounting; the remaining Post-IPO acquisitions were accounted for under the purchase method of accounting.

     We intend to pursue attractive acquisition opportunities. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into our operations without substantial costs, delays or other operational or financial problems. Increased competition for acquisition candidates may develop, in which event there may be fewer acquisition opportunities available to us, as well as higher acquisition prices. Further, acquisitions involve a number of special risks, including the failure of acquired companies to achieve anticipated results, diversion of management's attention, failure to retain key personnel, risks associated with unanticipated events or liabilities and amortization of acquired intangible assets. Some or all of these could have a material adverse effect on our business, financial condition and results of operations.

     The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. We expect to fund future acquisitions primarily through a combination of cash flow from operations, borrowings under the Credit Facility, other debt fundings, and the issuance of common stock.

     SHELF REGISTRATION
     ------------------

     On June 25, 1998, we registered 3.0 million shares of Common Stock with the SEC pursuant to a shelf registration statement. As of June 30, 1999, 2,210,499 of the shares covered by this shelf registration statement have been issued in connection with Post-IPO Acquisitions. On October 16, 1998, we filed post-effective amendment no. 1 to the shelf registration statement with the SEC and on April 13, 1999, we filed post-effective amendment no. 2 to the shelf registration statement with the SEC. On May 28, 1999, we filed post-effective amendment no. 3 to the shelf registration statement with the SEC. The remaining shares covered by the post-effective amendments are available to be used in future acquisitions.

     On July 16, 1999, we registered an additional 5.0 million shares of Common Stock with the SEC pursuant to a shelf registration statement. On July 29, 1999, we filed post-effective amendment no. 1 to this shelf registration statement. As with our initial shelf registration statement, the shares covered by this statement are available to be used in future acquisitions.

     CREDIT FACILITIES AND LOAN GUARANTEES
     -------------------------------------

     On June 16, 1999, we issued $50 million of 9.06% senior secured notes, due June 2004, in connection with a note purchase agreement. The senior notes are secured pari passu to the credit agreement. The senior note purchase agreement contains loan covenants substantially similar to the credit agreement and has prepayment restrictions in the form of make-whole provisions. Interest is payable semiannually.

     On June 1, 1999, we executed amendment no. 4 to the credit agreement to allow for the sharing of credit with the senior notes and reduce the availability under the credit agreement to $50 million. On April 16, 1999, we executed amendment no. 3 to the credit agreement to allow for the refinancing of existing loans of a subsidiary. The Credit Facility may be used for letters of credit not to exceed $2.5 million, acquisitions, capital expenditures, and for general corporate purposes. The Credit Agreement requires us to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets and dividends. Interest on outstanding balances of the Credit Facility is computed at our election, on the basis of either the Prime Rate or the Eurodollar Rate plus a margin ranging from 1.25% to 2.00%, depending on certain financial ratios. Availability fees range from 0.25% to 0.50% per annum depending on certain financial ratios and are payable on the unused portion of the Credit Facility. At June 30, 1999, there were no borrowings under the Credit Facility. The Credit Facility has a three-year term and is secured pari passu to the senior notes, by substantially all of our assets, including the stock in the Founding Companies and any future material subsidiaries, as defined. At June 30, 1999, we were in compliance with applicable credit agreement and senior note purchase agreement loan covenants.

     Certain of Aston's management agreements contain provisions for guaranteed levels of returns to owners. These agreements also contain force majeure clauses to protect us from forces or occurrences beyond the control of management.

     YEAR 2000 COMPLIANCE
     --------------------

     The vacation property management industry uses a complex suite of software and relies heavily on information technology ("IT") systems. Many systems internally record dates using a two-digit field (for example, the year 1999 would be recorded simply as "99"). When these systems attempt to record dates after December 31, 1999, the potential exists for systems and programs to malfunction or cease to operate altogether. The areas of some risk of software failure due to the Year 2000 problem are: IT systems such as Property Management systems (guest services and back-office accounting); Reservation/Inventory Management systems; Hardware BIOS (software encoded into hardware components that runs "beneath" the operating system); Analysis and/or management reporting tools; and various non-IT components Embedded Control Systems (HVAC, elevator controls, etc.). In addition to the potential impact to our business from our IT and non-IT systems' potential failure due to Year 2000 issues, we may be impacted by the lack of preparedness of third parties ("Business Partners"), such as vendors, financial institutions, communications and utility providers, and third party technology suppliers.

State of Readiness

     Our activities to ensure our Year 2000 readiness have been focused on the following: evaluating the various IT components of our operating environment (personal computer workstations and related equipment, network servers, telephone and data communication equipment, point of sale devices, internally developed software, and non-IT embedded technology such as microcontrollers. In addition we have obtained from our key Business Partners their status of Year 2000 readiness. We expect to complete the analysis and implementation of any necessary corrective measures for our current operations by the end of the fourth quarter 1999, However, as we continue to acquire additional operating companies over the remainder of 1999 the potential exists for us to reach the turn of the century without addressing all potential non-Year 2000-compliant components of the operating environments of newly-acquired companies. Consequently, we have structured our Year 2000 project plan to prioritize Year 2000 activities based on the potential impact of a particular component's lack of compliance. Our Year 2000-readiness project has not delayed or superceded other planned technology projects.

     Our Year 2000 project is structured in several phases, namely Identification (the development of our Year 2000 project plan), Assessment (inventory of IT and non-IT system components and identification of areas of potential exposure, prioritization, and development of routines necessary to address problems), Remediation (implementation of corrective measures, developing contingency plans), Testing, and Certification. These steps must be undertaken at both the operating company level and at our corporate headquarters.

     As of June 30, 1999, we had completed the Identification, and Assessment phases of the project for our operating companies and our corporate offices and we had made considerable headway in the Remediation, Testing, and Certification phases of the project, again with our efforts focused on the areas of greatest potential impact. As of June 30, 1999, approximately 75% of our total inventory of IT and non-IT systems had either been deemed compliant or had been corrected.

Estimated Costs

     Based upon the information gathered to date, we estimate the upper range of the cost of the Year 2000 project is approximately $600,000. A significant portion of the total potential expense estimate relates to the cost of replacement of personal computer hardware, servers, and telecommunications equipment, and approximately $250,000 of this amount was planned prior to the advent of the Year 2000 project. Funding of Year 2000 costs is being provided by cash flow from operations.

Risks

     The impact upon our business by Year 2000 issues is primarily in the areas of property management systems, telecommunications, and financial accounting/reporting. We believe that the consequences of Year 2000 issues with respect to the adverse impact upon our results of operations will not be material, however we will have contingency plans in place designed to mitigate the impact of Year 2000 issues.

Contingency Plans

     Our contingency plans include items such as offsite and/or manual reservations/inventory management, property management (guest services, back-office functions, work order administration), financial accounting and reporting, and management reporting. The remaining contingency plans not yet finalized will be developed, tested and functional by the end of 1999.

     SEASONALITY AND QUARTERLY FLUCTUATIONS
     --------------------------------------

     Our business is highly seasonal. The pro forma results of operations are subject to quarterly fluctuations caused primarily by the seasonal variations in the vacation rental and property management industry, with peak seasons dependent on whether the resort is primarily a summer or winter destination. Our quarterly results of operations may also be subject to fluctuations as a result of the timing and cost of acquisitions, the timing of real estate sales, changes in relationships with travel providers, extreme weather conditions or other factors affecting leisure travel and the vacation rental and property management industry.


     RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS
     ------------------------------------------------

     This filing contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including but not limited to the risks associated with; successful integration of the Founding Companies and additional acquired companies, factors affecting internal growth and management of growth, our acquisition strategy and availability of financing, the travel and tourism industry, seasonality, quarterly fluctuations and general economic conditions, dependence on technology and travel providers, and other factors discussed in the Registration Statement. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives and plans will be achieved.

PERFORMANCE STATISTICS
----------------------



                         Three Months Ended                        Six Months Ended
                       June 30,     June 30,    Inc./          June 30,     June 30,    Inc./
                          1998         1999     Dec.              1998         1999     Dec.
                       -------      -------     -----         -------      -------     -----
Hawaii
  Lodging Revenues(1)  $31,403      $30,578      (2.6)%       $71,517      $69,327      (3.1)%
  Occupancy               68.2%        70.4%      2.2 pts        73.4%        77.0%      3.6 pts
  ADR                  $ 99.12      $ 97.04      (2.1)%       $106.67      $102.35      (4.0)%
  RevPAU                $67.63       $68.34       1.0 %        $78.29       $78.77       0.6 %
  Total Units            5,145        5,008      (2.7)%         5,145        5,008      (2.7)%

Mountain
  Lodging Revenues(1)  $ 3,337      $ 3,617       8.4 %       $23,381      $25,908      10.8 %
  Occupancy               20.2%        19.5%     (0.7)pts        41.6%        45.6%      4.0 pts
  ADR                  $102.47      $117.61      14.8 %       $174.02      $176.76       1.6 %
  RevPAU                $20.72       $22.94      10.7 %        $72.39       $80.65      11.4 %
  Total Units            1,969        1,935      (1.7)%         1,969        1,935      (1.7)%

Beach
  Lodging Revenues(1)  $32,787      $36,113      10.1 %       $48,216      $52,604       9.1 %
  Occupancy               59.5%        56.4%     (3.1)pts        60.8%        56.9%     (3.9)pts
  ADR                  $157.48      $161.38       2.5%        $114.87      $119.82       4.3 %
  RevPAU               $ 93.67      $ 91.05      (2.8)%        $69.89       $68.19      (2.4)%
  Total Units            4,953        5,270       6.4%          4,953        5,270       6.4 %

Total
  Lodging Revenues(1)  $67,527      $70,308       4.1 %      $143,114     $147,839       3.3 %
  Occupancy               57.2%        56.9%     (0.3)pts        63.6%        64.0%      0.4 pts
  ADR                  $121.11      $123.43       1.9%        $116.87      $117.06       0.2 %
  RevPAU                $69.23       $70.19       1.4%         $74.29       $74.94       0.9 %
  Total Units           12,067       12,213       1.2%         12,067       12,213       1.2 %



(1) Lodging revenues are in thousands and represent the total rental charged to property rental customers. Our revenue represents from 3% to over 40% of the lodging revenues based on the services provided by us.

     The above statistics exclude Houston & O'Leary, The Maury People, Columbine, Ridgepine, Golden Eagle, Cove, Worthy, Scottsdale Resort Accommodations, Shoreline Properties, and Coates Reid & Waldron units of approximately 3,200. Also excluded from these statistics are owner use nights and renovation nights which were approximately 10.4% of gross available nights in the three months ended June 30, 1999 and 11.1% of gross available nights in the three months ended June 30, 1998. For the six months ended June 30, 1999 and 1998, owner use nights and renovation nights were 11.2% and 11.6% of gross available nights, respectively.

                           PART 2--OTHER INFORMATION
                           -------------------------

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           -----------------------------------------------------------

     An annual meeting of the stockholders of ResortQuest International was held on Thursday, May 13, 1999. At the meeting, the stockholders considered and voted upon three proposals: (1) the election of eleven members (William W. Abbott, Jr., Elan J. Blutinger, D. Fraser Bullock, Joshua M. Freeman, Heidi O'Leary Houston, David L. Levine, Michael D. Rose, David C. Sullivan, Andre S. Tatibouet, Joseph V. Vittoria, and Theodore L. Weise) to the board of directors of the Company; (2) the appointment of Arthur Andersen LLP as the Company's independent public accountants for the 1999 fiscal year; and (3) the approval of the Company's Amended and Restated Long-Term Incentive Plan, providing for, among other things, an amendment to the Company's prior plan to authorize an increase in the total number of shares that may be subject to awards under the plan to 15% of the aggregate number of shares of common stock outstanding.

The stockholders approved each of the proposals. Voting results were as follows:


                                 Proposal #1     Proposal #2     Proposal #3
                                 -----------     -----------     -----------
     For                          12,655,352      12,853,387       8,711,236
     Against                               -             515       2,437,476
     Abstentions & Broker
       Non-Votes                           -             506       1,705,696
     Withheld                        199,056               -               -

     All director nominees received the same number of votes for, against, withheld and abstentions or broker non-votes, with the exception of D. Fraser
Bullock, who received 12,655,352 votes for and 199,056 votes withheld while the other ten nominees each received 12,654,852 votes for and 199,556 votes withheld.



                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                    -----------------------------------------
(a)        Exhibits

   EX-27        Financial Data Schedule (1)

(b)        Reports on Form 8-K:

 14(a)(1) FINANCIAL STATEMENTS

     We filed a report on Form 8-K during first quarter 1999, dated May 21, 1999, related to the restatement of our historical financial statements to reflect the acquisitions accounted for under the pooling of interests method.



----------
Footnotes

(1)  Filed herewith

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.



                                            RESORTQUEST INTERNATIONAL, INC.

August 13, 1999                                   By: /s/ JEFFERY M. JARVIS
                                               ----------------------------
                                               Jeffery M. Jarvis
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer,
                                                Chief Accounting Officer
                                                and Duly Authorized Officer)

                                  EXHIBIT INDEX
                                  -------------


                                                                              Sequential
Exhibit No.                              Description                            Page No.
-----------             ----------------------------------------------        ----------
  EX-27                 Financial Data Schedule (1)                                30




---------
Footnotes

(1)       Filed herewith