Form 10-Q
period 1999-09-30
RESORTQUEST INTERNATIONAL INC
filed 1999-11-15
CIK 1057507

\


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

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

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of September 30, 1999.

Common Stock . . . . . . . . . . .  18,519,234 shares



                                  Page 1 of 26
                              Exhibit Index Page 26

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                          Item 1. Financial Statements
                          ---------------------------

     On May 26, 1998, ResortQuest International, Inc. consummated its initial public offering (the "IPO") and the combination (the "Combinations") of 12 vacation rental and property management companies and one leading vacation rental and property management software company (collectively the "Founding Companies"). Since the IPO, we have completed 18 acquisitions, five in 1998 and 13 in 1999 (the "Post-IPO acquisitions").

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

                         RESORTQUEST INTERNATIONAL,INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                      December 31,      Sept 30,
(in thousands, except share amounts)                                         1998           1999
                                                                      -----------    -----------
                                                                       (Restated)    (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                                              $ 26,247       $ 26,268
  Trade and other receivables, net                                          3,929          5,136
  Receivables from stockholders                                             5,209          2,435
  Deferred income taxes                                                     1,297          1,297
  Other current assets                                                      2,276          2,758
                                                                         --------       --------
    Total current assets                                                   38,958         37,894
Goodwill, net                                                             130,214        170,513
Property and equipment, net                                                16,649         18,909
Deferred income taxes                                                         211            211
Other assets                                                                2,187          9,448
                                                                         --------       --------
        Total assets                                                     $188,219       $236,975
                                                                         ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt                                   $  1,234       $    849
  Customer deposits, deferred revenues and payable
    to property owners                                                     24,639         24,959
  Accounts payable and accrued liabilities                                 13,210         14,559
  Payables to stockholders                                                  1,632            192
  Other current liabilities                                                   323            928
                                                                         --------       --------
    Total current liabilities                                              41,038         41,487
Long-term debt, net of current maturities                                  38,098         63,159
Other long-term obligations                                                 2,228          1,989
                                                                         --------       --------
      Total liabilities                                                    81,364        106,635
                                                                         --------       --------
Commitments and contingencies
Stockholders' equity
  Common stock, $0.01 par value, 50,000,000 shares authorized,
   17,092,768 and 18,519,234 shares outstanding, respectively                 171            185
  Additional paid-in capital                                              136,026        149,494
  Excess distributions                                                    (29,500)       (29,500)
  Retained earnings                                                           158         10,161
                                                                         --------       --------
    Total stockholders' equity                                            106,855        130,340
                                                                         --------       --------
        Total liabilities and stockholders' equity                       $188,219       $236,975
                                                                         ========       ========



The accompanying notes are an integral part of these consolidated condensed financial statements.

                         RESORTQUEST INTERNATIONAL, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                   Three Months Ended          Nine Months Ended
                                                 Sept 30,     Sept 30,      Sept 30,     Sept 30,
(in thousands, except share amounts)                1998         1999          1998         1999
                                                 -------      -------       -------      -------
                                               (Restated)                 (Restated)
Revenues
  Property management fees                       $10,024      $22,923       $19,156     $ 56,498
  Service fees                                     3,883       12,524        10,537       30,213
  Other                                            3,647        6,612         6,248       17,994
                                                 -------      -------       -------     --------
    Total revenues                                17,554       42,059        35,941      104,705
                                                 -------      -------       -------     --------
Operating expenses
  Direct operating expenses                        9,119       18,947        19,373       49,203
  General and administrative
    expenses                                       4,440        9,507         8,638       28,455
  Depreciation and amortization                    1,036        1,856         1,626        5,086
                                                 -------      -------       -------     --------
      Total operating expenses                    14,595       30,310        29,637       82,744
                                                 -------      -------       -------     --------
Operating income                                   2,959       11,749         6,304       21,961
Interest and other income (expense)                  163       (1,262)           31       (2,796)
                                                 -------      -------       -------     --------
Income before income taxes                         3,122       10,487         6,335       19,165
Provision for income taxes                         1,576        4,824         1,936        8,770
                                                 -------      -------       -------     --------
Income from continuing operations                  1,546        5,663         4,399       10,395
Income from discontinued
  operations (Note 2)                                  -            -         1,347            -
                                                 -------      -------       -------     --------
Net income                                       $ 1,546      $ 5,663       $ 5,746     $ 10,395
                                                 =======      =======       =======     ========

Earnings per share (Note 6)
  Basic
    Continuing operations                        $  0.10      $  0.31       $  0.51     $   0.58
    Discontinued operations                            -            -          0.16            -
                                                 -------      -------       -------     --------
    Net income                                   $  0.10      $  0.31       $  0.67     $   0.58
                                                 =======      =======       =======     ========
  Diluted
    Continuing operations                        $  0.09      $  0.31       $  0.49      $  0.58
    Discontinued operations                            -            -          0.15            -
                                                  ------       ------       -------      -------
    Net income                                   $  0.09      $  0.31       $  0.64      $  0.58
                                                  ======      =======       =======      =======



The accompanying notes are an integral part of these consolidated condensed financial statements.

                         RESORTQUEST INTERNATIONAL, INC.
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                              Additional
                                               Common Stock      Paid-in          Excess   Retained
(in thousands, except share amounts)       Shares    Amount      Capital   Distributions   Earnings      Total
                                       ----------    ------   ----------   -------------   --------   --------
Balance, December 31,
  1998 (Restated)                      17,092,768      $171     $136,026        $(29,500)   $   158   $106,855
  Net income                                    -         -            -               -     10,395     10,395
  Distributions of pooled
    companies prior to acquisition              -         -            -               -       (392)      (392)
  Stock issued in connection with
    1999 purchase acquisitions          1,426,466        14       13,468               -          -     13,482
                                       ----------      ----     --------        --------    -------   --------
Balance, September 30, 1999            18,519,234      $185     $149,494        $(29,500)   $10,161   $130,340
                                       ==========      ====     ========        ========    =======   ========



The accompanying notes are an integral part of these consolidated condensed financial statements.

                         RESORTQUEST INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              Nine Months Ended
                                                                            Sept 30,    Sept 30,
(in thousands)                                                                 1998        1999
                                                                           --------    --------
                                                                          (Restated)
Cash flows from operating activities
  Net income                                                                $ 5,746     $10,395
  Income from discontinued operations                                        (1,347)          -
                                                                            -------     -------
    Income from continuing operations                                         4,399      10,395
Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities
    Depreciation and amortization                                             1,626       5,086
    Changes in operating assets and liabilities
      Trade and other receivables                                             2,435        (475)
      Accounts payable and accrued liabilities                               (5,281)       (623)
      Customer deposits, deferred revenues and
         payable to property owners                                          (3,091)    (12,190)
      Other                                                                     907      (1,846)
                                                                            -------     -------
          Net cash provided by operating activities                             995         347
                                                                            -------     -------
Cash flows from investing activities
  Cash portion of acquisitions, net                                         (36,471)    (18,237)
  Purchase of property and equipment                                           (586)     (3,197)
  Other                                                                           -        (709)
                                                                            -------     -------
          Net cash used in investing activities                             (37,057)    (22,143)
                                                                            -------     -------
Cash flows from financing activities
  Net credit facility borrowings (repayments)                                28,403     (31,544)
  Net proceeds from issuance of senior notes                                      -      48,986
  Proceeds from issuance of secured mortgage notes                                -       5,734
  Net proceeds from public stock issuance                                    60,889           -
  Distributions to stockholders                                             (33,353)       (392)
  Payment of other long-term obligations                                     (6,097)       (541)
  Other                                                                      (1,444)       (426)
                                                                            -------     -------
          Net cash provided by financing activities                          48,398      21,817
                                                                            -------     -------
Net increase in cash and cash equivalents                                    12,336          21
Cash and cash equivalents, beginning of period                                4,638      26,247
                                                                            -------     -------
Cash and cash equivalents, end of period                                    $16,974     $26,268
                                                                            =======     =======



The accompanying notes are an integral part of these consolidated condensed financial statements.

                         RESORTQUEST INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

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

     Subsequent to the IPO, we executed five acquisitions through the end of 1998, one of which was accounted for under the pooling-of-interests method of accounting. During the nine months ended September 30, 1999, we executed an additional twelve acquisitions, two of which were accounted for under the pooling-of-interests method of accounting. The remaining 1999 acquisitions were accounted for under the purchase method of accounting.

     Costs incurred in the course of our evaluation of acquisition candidates and the ultimate consummation of acquisitions consist primarily of attorneys' fees, accounting fees and other costs incurred by us in identifying and closing transactions. All costs incurred are deferred on the balance sheet until the related transaction is either consummated or terminated. Similar treatment is followed in recording costs incurred by us in the course of generating additional debt or equity financing.

     Pooling Restatements
     --------------------
     We have retroactively restated our historical financial statements for the pooling-of-interest acquisitions. Our results of operations for the separate companies and the restated combined results presented in the accompanying consolidated condensed financial statements are as follows:


                                            Three Months Ended    Nine Months Ended
(in thousands)                                   Sept 30, 1998        Sept 30, 1998
                                            ------------------    -----------------
Revenues
  ResortQuest, as previously reported                  $16,949              $30,885
  Pooled companies                                         605                5,056
                                                       -------              -------
    Combined Revenues, as restated                     $17,554              $35,941
                                                       =======              =======
Net Income
  ResortQuest, as previously reported                  $ 1,715              $ 5,336
  Pooled companies                                        (169)                 410
                                                       -------              -------
    Combined Net income, as restated                   $ 1,546              $ 5,746
                                                       =======              =======


     In connection with the 1999 pooling-of-interests transactions, we recorded total expense of $148,000 and $864,000 in the three- and nine-month periods ended September 30, 1999 related to transaction costs of the acquisitions.

     Accordingly, the restated historical consolidated financial statements include the financial results of Aston and the three poolings for all periods presented, ResortQuest and the Founding Companies only since May 26, 1998, and the remaining Post-IPO acquisitions from their respective effective dates of acquisition.

     Pro Forma Financial Information
     -------------------------------
     Subsequent to the IPO, we executed five acquisitions through the end of 1998 for a total cost of $37.6 million with 26.6% of the consideration paid in the form of Common Stock with an aggregate value of $10.0 million and $27.6 million of cash consideration. During the nine months ended September 30, 1999, we executed an additional twelve acquisitions for a total cost of $44.4 million, with 38.5% of the consideration paid in the form of Common Stock with an aggregate value of $17.1 million and $27.3 million of cash consideration, two of which were accounted for under the pooling-of-interests method of accounting; the remaining ten 1999 acquisitions were accounted for under the purchase method of accounting. The aggregate impact of these acquisitions is material to our financial statements and we noted the following pro forma results assuming these combinations occurred on January 1, 1998:


                                          Three Months Ended       Nine Months Ended
                                         Sept 30,    Sept 30,    Sept 30,    Sept 30,
(in thousands)                              1998        1999        1998        1999
                                         -------     -------     -------     -------
Revenues
  ResortQuest, as restated               $17,554     $42,059     $35,941    $104,704
  Combinations                             9,208       2,156      22,653      11,710
                                         -------     -------      ------    --------
    Pro forma combined revenues          $26,762     $44,215     $58,594    $116,414
                                         =======     =======     =======    ========
Net Income
  ResortQuest, as restated               $ 1,546     $ 5,663     $ 5,746    $ 10,395
  Combinations                             2,311         801       4,355       2,450
                                         -------     -------      ------    --------
    Pro forma combined net income        $ 3,857     $ 6,464     $10,101    $ 12,845
                                         =======     =======     =======    ========


     Reclassifications
     -----------------
     Certain prior year amounts have been reclassified to conform with current year presentation.


NOTE 2 - DISCONTINUED OPERATIONS
--------------------------------
     In 1998, we decided that we would no longer enter into leasing arrangements for lodging facilities. Accordingly, for all periods presented in the accompanying financial statements, the financial position, results of operations and cash flows of the leased assets are reflected as discontinued operations. Concurrent with the Combinations, Aston assigned such leases to AST Holdings, Inc., a corporation owned by Aston's principal stockholder. On May 27, 1998, we entered into a contract with AST Holdings to manage these facilities for a fee. Summarized financial information of our discontinued operations for the nine months ended September 30 1998, is provided in the following table.


                                                                           Nine
                                                                   Months Ended
                                                                        Sept 30,
(in thousands)                                                             1998
                                                                        -------

Revenues                                                                $14,304
Operating expenses                                                       10,120
General and administrative expenses                                       2,839
                                                                        -------
     Operating income                                                     1,345
Other income                                                                  2
                                                                        -------
Income from discontinued operations                                     $ 1,347
                                                                        =======

NOTE 3 - NOTE RECEIVABLE FROM STOCKHOLDER
-----------------------------------------
     In connection with the Combinations, Aston formalized their receivable resulting from cash advances to its primary stockholder with a $4.0 million promissory note (the "Note"). The Note bears interest at one-half of one percent below prime rate of interest, but not less than six percent and not more than 10 percent. Payments under the Note are interest only, due and payable every January and July 1st. The Note was due on demand with 180 days notice for any time through May 26, 1999. If payment is not requested within the notice periods, the Note becomes due and payable on May 25, 2008. The Note is due and payable on May 25, 2008. Accordingly, the note receivable is now classified as a long-term asset.

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

     On June 1, 1999, we executed amendment no. 4 to the credit agreement to allow for the sharing of credit with the senior notes and reduce the availability under the credit agreement to $50 million. On April 16, 1999, we executed amendment no. 3 to the credit agreement to allow for the refinancing of existing loans of a subsidiary. The Credit Facility may be used for letters of credit not to exceed $2.5 million, acquisitions, capital expenditures, and for general corporate purposes. The Credit Agreement requires ResortQuest to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets and dividends. Interest on outstanding balances of the Credit Facility is computed at our election, on the basis of either the Prime Rate or the Eurodollar Rate plus a margin ranging from 1.25% to 2.00%, depending on certain financial ratios. Availability fees range from 0.25% to 0.50% per annum depending on certain financial ratios and are payable on the unused portion of the Credit Facility. At September 30, 1999, there were $7 million of outstanding borrowings under the Credit Facility. The Credit Facility has a three-year term expiring May, 2001, and is secured pari passu to the senior notes, by substantially all of our assets, including the stock in the Founding Companies and any future material subsidiaries, as defined. At September 30, 1999, we were in compliance with applicable credit agreement and senior note purchase agreement loan covenants.

NOTE 5 - COMMITMENTS AND CONTINGENCIES
---------------------------------------
     Guarantees
     ----------
     Certain of Aston's management agreements contain provisions for guaranteed levels of returns to owners. These agreements also contain force majeure clauses to protect us from forces or occurrences beyond the control of management.

     Acquisition Indemnification
     ---------------------------
     Subject to certain limitations, pursuant to the Agreement and Plan Of Organization entered into by and between each of the Founding Companies and ResortQuest (each an "Agreement"), the stockholders of the Founding Companies have indemnified ResortQuest against losses, claims, damages, actions, suits, proceedings, demands, assessments, adjustments, costs and expenses as a result of or arising from
(i) any breach of the representations and warranties in the Agreement and its schedules and certificates by the stockholders of the Founding Companies,
(ii) any breach of any agreement on the part of the stockholders set forth in the Agreement,
(iii) any liability under the Securities Act of 1933, the Securities Exchange Act of 1934 or other federal or state law or regulation arising out of or based upon any untrue statement of a material fact relating solely to the Founding Company or the stockholders, and
(iv)   certain other identified claims or litigation.

In addition, pursuant to each Agreement and subject to certain limitations, we agreed to indemnify the stockholders against losses, claims, damages, actions, suits, proceedings, demands, assessments, adjustments, costs and expenses incurred by the stockholders as a result of or arising from

(i) any breach by us or of its representations and warranties in the Agreement and its schedules and certificates,
(ii)   any breach of any agreement on the part of us under this Agreement,
(iii) any liability under the Securities Act of 1933, the Securities Exchange Act of 1934 or other federal or state law or regulation, at common law or otherwise, arising out of or based upon any untrue statement or alleged untrue statement of a material fact relating to us or any of the other Founding Companies contained in certain filings with the SEC, or
(iv) the matters described in the schedules to the Agreement relating to guarantees.

     We are not aware of any events that have or could have caused any such indemnification under any of the Agreements during the periods presented in the accompanying consolidated condensed financial statements.

     Litigation
     ----------
     We are involved in various legal actions arising in the ordinary course of business. We do not believe that the outcome of such legal actions will have a material adverse effect on our financial position or results of operations.

     Insurance
     ---------
     We carry a broad range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and a general umbrella policy. We have not incurred significant claims or losses on any of its insurance policies during the periods presented in the accompanying financial statements.

     Benefit Plans
     -------------
     As of September 30, 1999, we had 11 401(k) profit sharing plans, which existed prior to the IPO and the acquisition of the Founding Companies or the Post-IPO Acquisitions. On April 1, 1999, we established a new 401(k) profit sharing plan, which will cover all domestic employees. Under the plans currently in place, employees may defer from 1% to 20% of eligible earnings, company matching contributions range from 0% to 50% of the first 4% to 16% of employee contributions, and employee vesting in company matching contributions varies from immediate vesting in some plans to seven or more years in other plans. We are in the process of merging existing plans into the new 401(k) profit sharing plan.

     Employment Agreements
     ---------------------
     Effective with the Combinations and certain Post-IPO acquisitions, we entered into employment agreements with all senior corporate officers and several subsidiary level key employees. Among other things, these agreements allow for severance payments and acceleration of stock option awards upon a change in control, as defined under the agreements. If a change in control occurred without prior written notice on September 30, 1999, As of September 30, 1999, the maximum amount of severance payments that could potentially have been payable under all agreements, excluding any applicable gross-up for excise taxes, was approximately $12.6 million.

NOTE 6 - Earnings Per Share
---------------------------
     Earnings per share included in the consolidated condensed statements of income for the periods ended September 30, 1998, include Aston's results of operations under its historical capital and income tax structure, the results of operations of the three post-IPO acquisitions accounted for under the pooling-of-interests method of accounting, and the remaining Founding Companies since the IPO. Accordingly, the 1,708,333 shares of Common Stock issued to the former stockholders of Aston in connection with the Combinations, the 392,780 shares issued in connection with the three pooling acquisitions, the 757,040 shares of Common Stock issued in connection with the acquisition of Abbott Resorts, and the 14,215,953 shares issued in connection with the IPO are utilized to calculate weighted average common shares for the three and nine months ended September 30, 1998. The following table reflects our weighted average common shares outstanding and the impact of its primary common share equivalents:


                                             Three Months Ended          Nine Months Ended
                                          Sept 30,      Sept 30,     Sept 30,      Sept 30,
                                             1998          1999         1998          1999
                                       ----------    ----------    ---------    ----------
Basic weighted average common
  shares outstanding                   16,193,858    18,462,402    8,676,801    17,775,855
Effect of dilutive
  securities - stock options              188,361        16,808      220,621       293,629
                                       ----------    ----------    ---------    ----------
Diluted weighted average common
  shares outstanding                   16,382,219    18,479,210    8,897,422    18,069,484
                                       ==========    ==========    =========    ==========


NOTE 7 - SEGMENT REPORTING
--------------------------
     On January 1, 1998, we adopted the provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." Under SFAS No. 131, we have one operating segment, property management, which is managed as one business unit. The all other caption includes First Resort Software and corporate. Approximately 78% of the all other segment assets represents goodwill recorded for First Resort Software and corporate. The following table presents the revenues, operating income and assets of our reportable segment.


                                        Three Months Ended        Nine Months Ended
                                     Sept 30,      Sept 30,    Sept 30,     Sept 30,
(in thousands)                          1998          1999        1998         1999
                                     -------       -------     -------     --------
Revenues
  Property Management                $16,775       $41,154     $34,884     $101,985
  All other                              779           905       1,057        2,720
                                     -------       -------     -------     --------
                                     $17,554       $42,059     $35,941     $104,705
                                     =======       =======     =======     ========
Operating Income
  Property Management                $ 3,555       $13,364     $ 7,312     $ 27,714
  All other                             (596)       (1,615)     (1,008)      (5,753)
                                     -------       -------     -------     --------
                                     $ 2,959       $11,749     $ 6,304     $ 21,961
                                     =======       =======     =======     ========

                                 December 31,      Sept 30,
                                        1998          1999
                                 -----------      --------
Assets
  Property Management               $154,038      $199,095
  All other                           34,181        37,880
                                    --------      --------
                                    $188,219      $236,975
                                    ========      ========


            Item 2. Management's Discussion and Analysis of Financial
           ----------------------------------------------------------
                       Condition and Results of Operations
                       -----------------------------------
     OVERVIEW
     --------
     ResortQuest is the leading provider of vacation condominium and home rental property management services in premier destination resorts located in the continental United States, Hawaii and Canada. We have developed the first and only branded nationwide network of vacation rental properties, and currently offer more than 17,000 rental properties in 39 premier beach, island, mountain and desert destination locations.

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

     We provide value-added services to both vacationers and property owners. For vacationers, we offer the value, convenience and features of a condominium or home while providing many of the amenities and services of a hotel. For property owners, we offer a comprehensive package of marketing, management and rental services designed to enhance rental income and profitability while providing services to maintain the property. To increase customer satisfaction, we have developed and implemented a five-tier rating system that segments our property portfolio into one of five categories:
Bronze, Silver, Gold, Platinum, and Quest Home.

     We completed our initial public offering on May 26, 1998 and simultaneously acquired 12 vacation rental and property management companies and one vacation property management software company, First Resort Software ("FRS") (together the "Founding Companies") (the "Combinations"). Since our initial public offering, we have acquired an additional 18 vacation rental and property management companies, increasing properties under management by approximately 65%, expanding our presence into twelve new resort markets and further enhancing our unique national platform.

Results of Operations
---------------------
     For accounting and reporting purposes, Aston Hotels & Resorts ("Aston"), one of our Founding Companies, was identified as the accounting acquiror and the remaining Founding Companies along with ResortQuest were accounted for under the purchase method of accounting. Since the IPO and the Combinations, we made three acquisitions that have been accounted for under the pooling-of-interests method of accounting and for which our historical financial statements have been restated. Accordingly, our actual consolidated financial information for the three- and nine-month periods ended September 30, 1998 and 1999 includes the results of Aston and the pooling acquisitions for the entire periods presented, includes ResortQuest and the founding companies only since May 26, 1998, and includes the remaining Post-IPO acquisitions since their respective effective dates of acquisition.

     Beach
     -----
     The beach resorts' consolidated condensed results of operations for the third quarter reflect the peak summer season, which can impact margins on a quarterly basis. The following table sets forth the beach resorts (excluding Hawaii) combined results of operations for the three- and nine-month periods ended September 30, 1999 and 1998, which includes: Bethany Beach, Delaware; Gulf Shores, Alabama; Nantucket, Massachusetts; Outer Banks, North Carolina; Sanibel and Captiva Islands, Orlando, and Destin, Florida; St. Simons Island, Georgia; Port Clinton, Ohio; and Hilton Head Island, South Carolina.


                                      Three Months Ended Sept 30,       Nine Months Ended Sept 30,
(dollars in thousands)                     1998             1999             1998            1999
                                 --------------  ---------------  ---------------  --------------
Revenues                         $9,076  100.0%  $28,660  100.0%  $13,838  100.0%  $60,119 100.0%
Operating expenses                6,075   66.9%   16,807   58.6%    9,531   68.9%   42,370  70.5%
Operating income                 $3,001   33.1%  $11,853   41.4%  $ 4,307   31.1%  $17,749  29.5%



Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998 - Beach

     Revenues. Revenues increased $19.6 million, or 215.8%, from $9.1 million in 1998 to $28.7 million in 1999 primarily due to $4.1 million in revenues from current year acquisitions, $14.3 million in revenues from Abbott Resorts and a higher number of units under management contract.

     Operating expenses. Operating expenses increased $10.7 million, or 176.7%, from $6.1 million in 1998 to $16.8 million in 1999. This increase was primarily attributable to $2.0 million in operating expenses related to the current year acquisitions, $8.6 million in operating expenses related to Abbott Resorts and the increased expense related to the increased occupancy.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998 - Beach

     Revenues. Revenues increased $46.3 million, or 334.4%, from $13.8 million in 1998 to $60.1 million in 1999, due to acquisitions that took place as part of the Combinations on May 26, 1998, the acquisition of Abbott Resorts, and $5.6 million in revenues from current year acquisitions.

     Operating expenses. Operating expenses increased $32.8 million, or 344.6%, from $9.5 million in 1998 to $42.4 million in 1999. This increase was primarily attributable to acquisitions that took place as part of the Combinations on May 26, 1998, the acquisition on Abbott Resorts, and $2.7 million in operating expenses related to the current year acquisitions.

     Hawaiian Islands
     ----------------
     The following table sets forth the Hawaiian resorts' consolidated condensed results of operations for the three- and nine-month periods ended September 30, 1999 and 1998.


                                      Three Months Ended Sept 30,       Nine Months Ended Sept 30,
(dollars in thousands)                     1998             1999             1998            1999
                                 --------------  ---------------  ---------------  --------------
Revenues                         $5,041  100.0%  $ 6,247  100.0%  $15,574  100.0%  $17,594 100.0%
Operating expenses                3,605   71.5%    3,945   63.2%   11,852   76.1%   11,679  66.4%
Operating income                 $1,436   28.5%  $ 2,302   36.8%  $ 3,722   23.9%  $ 5,915  33.6%


Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998 - Hawaii

     Revenues.  Revenues increased $1,206 or 23.9%, from $5.0 million in 1998 to

$6.2 Million in 1999, primarily due to a 4.7 percent increase in revenue per available unit ("RevPAU") and a 6.3 point increase in occupancy. Units under management contract decreased by 4.4% in 1999 due to normal turnover in properties under management contract driven by real estate changing hands in the market. Average daily rate in Hawaii was down 3.8% but was offset by a 6.3 point increase in occupancy.

     Operating expenses. Operating expenses increased $340,000, or 9.4%, from $3.6 million in 1998 to $3.9 million in 1999. As a percentage of revenues, operating expenses decreased from 71.5% in 1998 to 63.2% in 1999. This decrease primarily resulted from prudent cost control measures.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998 - Hawaii

     Revenues. Revenues increased $2.0 million, or 13.0%, from $15.6 million in 1998 to $17.6 million in 1999, primarily due to the strong third quarter results and the acquisitions that took place as part of the Combinations on May 26, 1998. Average daily rate in Hawaii was down 3.9% due to the continued pressures from the Asian economic crisis, but occupancy was up 4.4 points.

     Operating expenses. Operating expenses decreased $173,000, or 1.5%, from $11.9 million in 1998 to $11.7 million in 1999. As a percentage of revenues, operating expenses were relatively flat over the prior year.

     Mountain
     --------
     The mountain resorts' consolidated condensed results of operations for the third quarter reflect the off-peak season, which can impact margins on a quarterly basis. The following table sets forth the mountain resorts combined results of operations for the three- and nine-month periods ended September 30, 1999 and 1998, which includes: Aspen, Breckenridge, Crested Butte, Dillon, Snowmass and Telluride, Colorado; Big Sky, Montana; Sunriver, Oregon; Park City, Utah; and Whistler, British Columbia.


                                      Three Months Ended Sept 30,       Nine Months Ended Sept 30,
(dollars in thousands)                     1998             1999             1998            1999
                                 --------------  ---------------   --------------  --------------
Revenues                        $ 2,658  100.0%  $ 5,960  100.0%   $5,307  100.0%  $22,100 100.0%
Operating expenses                3,540  133.2%    6,500  109.1%    6,189  116.6%   18,580  84.1%
Operating (loss) income         $  (882)  nm     $  (540)  nm      $ (882)  nm     $ 3,520  15.9%


Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998 - Mountain

     Revenues. Revenues increased $3.3 million, or 124.2%, from $2.7 million in 1998 to $6.0 million in 1999, primarily due to $2.7 million in revenues from current year acquisitions.

     Operating expenses. Operating expenses increased $3.0 million, or 83.6%, from $3.5 million in 1998 to $6.5 million in 1999, primarily due to $2.2 million in operating expenses related to the current year acquisitions. The remaining increase is attributable to the cost of managing additional units and the expense impact of acquisitions in the current year.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998 - Mountain

     Revenues. Revenues increased $16.8 million, or 316.4%, from $5.3 million in 1998 to $22.1 million in 1999, primarily due to $4.5 million in revenues from current year acquisitions and the full-year impact from the acquisitions that took place as part of the Combinations on May 26, 1998. Also favorably impacting revenues was an increase in units under management in Whistler, B.C. and a strong ski season in Whistler and in Park City, Utah, which offset the snow drought in Colorado. The mountain resorts also experienced an increase in lodging revenues of 7.6%, primarily due to an increase in occupancy of 1.2 points and increased ADR of 6.5%.

     Operating expenses. Operating expenses increased $12.4 million, or 200.2%, from $6.2 million in 1998 to $18.6 million in 1999, primarily due to $3.8 million in operating expenses related to the current year acquisitions and the full-year impact from the acquisitions that took place as part of the Combinations on May 26, 1998. The remaining increase is attributable to expense related to the increase in occupancy.

     Desert
     ------
     The desert resort segment represents a new addition to our geographic diversity and portfolio of vacation opportunities in 1999. With the addition of Sunrise Vacation Rentals in Palm Desert, California, Scottsdale Resort Accommodations in Scottsdale, Arizona and Fischer Villas in Tucson, Arizona, we added another winter vacation segment. The combined condensed results of operations of the three desert properties are included in the current year but are not reflected in the prior year.


                                   Three Months             Nine Months
                                  Ended Sept 30,          Ended Sept 30,
(dollars in thousands)                     1999                    1999
                                ---------------          --------------
Revenues                        $ 287    100.0%           $ 2,172 100.0%
Operating expenses                538      n/m              1,643  75.6%
Operating (loss) income         $(251)     n/m            $   529  24.4%


     Other Operations
     ----------------
     The following table sets forth the other combined condensed results of operations for the three- and nine-month periods ended September 30, 1999 and 1998, which includes: First Resort Software and corporate.


                                      Three Months Ended Sept 30,       Nine Months Ended Sept 30,
(dollars in thousands)                     1998             1999             1998            1999
                                ---------------  ---------------  ---------------  --------------
Revenues                        $   779  100.0%  $   905  100.0%  $ 1,222  100.0%  $ 2,720 100.0%
Operating expenses                1,375     nm     2,520     nm     2,065     nm     8,472    nm
Operating loss                  $  (596)    nm   $(1,615)    nm   $  (843)    nm   $(5,752)   nm


Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998 - Other

     Revenues were relatively flat as compared to prior year. Operating expenses increased $1.1 million or 83.3% due to increased corporate expense and approximately $148,000 of pooling expense in 1999.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998 - Other

     Revenues increased $1.5 million or 122.6% primarily due to acquisitions that took place as part of the combinations on May 26, 1998. Operating expenses increased $6.4 million due to acquisitions that took place as part of the combinations on May 26, 1998, a full year of corporate expenses, and expenses related to pooling transactions and secondary offering costs.

     Liquidity and Capital Resources
     -------------------------------
     We conduct all of our operations through our operating companies. Accordingly, the primary sources of our liquidity are the cash flows realized from our subsidiaries, borrowings under our amended $50 million Credit Facility and our $50 million senior secured notes, and the issuance of common stock.

     We generated cash flows from operating activities of $347,000 in the nine months ended September 30, 1999 primarily due to income from continuing operations offset by a decrease of $12.2 million in reservation and escrow deposits. Cash used in investing activities was approximately $22.1 million in the nine months ended September 30, 1999, due primarily to the cash portions of the 1999 Acquisitions. In the nine months ended September 30, 1999, cash provided by financing activities totaled $21.8 million, which included $49.0 million in net proceeds from the senior secured notes, and $31.5 million in net repayments under the Credit Facility.

     At September 30, 1999, we had approximately $ 26.3 million in cash and cash equivalents, of which $ 19.8 million represents cash held in escrow. The cash held in escrow is released at varying times in accordance with state regulations, generally based upon the guest stay or, in the case of real estate sales deposits, when the property is sold. At September 30, 1999, we had a working capital deficit of $ 3.6 million and $ 43.0 million available under our Credit Facility. We anticipate that our cash flow from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures for the foreseeable future.

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

     Post-IPO Acquisitions
     ---------------------
     Since the IPO, we have completed eighteen Post-IPO Acquisitions: Plantation Resort Management, Inc., ("Plantation Resort") located in Gulf Shores, Alabama, effective August 31, 1998; Goldpoint Lodging ("Goldpoint"), located in Breckenridge, Colorado, effective July 15, 1998; Whistler Exclusive Properties, Ltd. ("Whistler Exclusive") located in Whistler, British Columbia, Canada, effective September 3, 1998; Abbott Realty Services, Inc. ("Abbott Resorts") located in Destin, Florida, effective September 30, 1998; Columbine Management, Inc. ("Columbine") located in Dillon, Colorado, effective December 1, 1998; Ridgepine Vacation Rentals, Inc. ("Ridgepine") in Sunriver Oregon, effective January 1, 1999; Cove Realty Management Services, Inc. ("Cove") in Palm Desert, California, effective January 1, 1999; Ryan's Golden Eagle Management Services, Inc. ("Golden Eagle") in Big Sky, Montana, effective January 5, 1999; Scottsdale Resort Accommodations Inc. ("Scottsdale") in Scottsdale, Arizona, effective February 1, 1999; Worthy Rentals, Inc. ("Worthy") in Hilton Head Island, South Carolina, effective February 1, 1999; High Country Management, Inc. ("High Country") in Crested Butte, Colorado, effective March 31, 1999; Mountain High Management ("Mountain High") in Whistler, British Columbia, Canada, effective March 31, 1999; Fischer Villa Management ("Fischer Villa") in Tucson, Arizona, effective June 20, 1999; Shoreline Properties, Inc. ("Shoreline Properties") in Port Clinton, Ohio, effective June 15, 1999; Coates, Reid & Waldron, ("Coates Reid") in Aspen, Colorado, effective June 29, 1999; Shoreline Rentals, Inc. ("Shoreline Rentals") in Hilton Head, South Carolina, effective July 18, 1999; Advantage Vacation Homes by Styles, Inc. and Styles Estates, Ltd. ("Styles") in Orlando, Florida, effective August 6, 1999; and Bluebill Vacation Properties, Inc. ("Bluebill") in Bonita Beach, Florida, effective October 1, 1999. The acquisitions of Plantation Resort, Mountain High, and High Country were accounted for under the pooling of interests method of accounting; the remaining Post-IPO acquisitions were accounted for under the purchase method of accounting.

     We intend to continue to pursue attractive acquisition opportunities. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into our operations without substantial costs, delays or other operational or financial problems. Increased competition for acquisition candidates may develop, in which event there may be fewer acquisition opportunities available to us, as well as higher acquisition prices. Further, acquisitions involve a number of special risks, including the failure of acquired companies to achieve anticipated results, diversion of management's attention, failure to retain key personnel, risks associated with unanticipated events or liabilities and amortization of acquired intangible assets. Some or all of these could have a material adverse effect on our business, financial condition and results of operations.

     The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. We expect to fund future acquisitions primarily through a combination of cash flow from operations, borrowings under the Credit Facility, other debt fundings, and the issuance of common stock.

     Shelf Registration
     ------------------
     On June 25, 1998, we registered 3.0 million shares of Common Stock with the SEC pursuant to a shelf registration statement. On July 16, 1999, we registered an additional 5.0 million shares of Common Stock with the SEC pursuant to a shelf registration statement. As with our initial shelf registration statement, the shares covered by this statement are available to be used in future acquisitions. As of September 30, 1999, 2,594,948 of the shares covered by these shelf registration statements have been issued in connection with Post-IPO Acquisitions.

     Credit Facilities and Loan Guarantees
     -------------------------------------
     On June 16, 1999, we issued $50 million of 9.06% senior secured notes, due June 2004, in connection with a note purchase agreement. The senior notes are secured pari passu to the credit facility. The senior note purchase agreement contains loan covenants substantially similar to those of the credit agreement under the credit facility and has prepayment restrictions in the form of make-whole provisions. Interest is payable semiannually.

     On June 1, 1999, we executed amendment no. 4 to the credit agreement to allow for the sharing of credit with the senior notes and reduce the availability under the credit facility to $50 million. On April 16, 1999, we executed amendment no. 3 to the credit agreement to allow for the refinancing of existing loans of a subsidiary. The credit facility may be used for letters of credit not to exceed $2.5 million, acquisitions, capital expenditures, and for general corporate purposes. The credit agreement requires us to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets and dividends. Interest on outstanding balances of the credit facility is computed at our election, on the basis of either the Prime Rate or the Eurodollar Rate plus a margin ranging from 1.25% to 2.00%, depending on certain financial ratios. Availability fees range from 0.25% to 0.50% per annum depending on certain financial ratios and are payable on the unused portion of the credit facility. At September 30, 1999, there were $7 million of outstanding borrowings under the credit facility. The credit facility has a three-year term and is secured pari passu to the senior notes, by substantially all of our assets, including the stock in the Founding Companies and any future material subsidiaries, as defined. At September 30, 1999, we were in compliance with applicable credit agreement and senior note purchase agreement loan covenants.

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

State of Readiness

     Our activities to ensure our Year 2000 readiness have been focused on the following: evaluating the various IT components of our operating environment (personal computer workstations and related equipment, network servers, telephone and data communication equipment, point of sale devices, internally developed software, and non-IT embedded technology such as microcontrollers. In addition we have obtained from our key Business Partners their status of Year 2000 readiness. We expect to complete the analysis and implementation of any necessary corrective measures for our current operations by the end of the fourth quarter 1999-However, as we continue to acquire additional operating companies over the remainder of 1999 the potential exists for us to reach the turn of the century without addressing all potential non-Year 2000-compliant components of the operating environments of newly-acquired companies. Consequently, we have structured our Year 2000 project plan to prioritize Year 2000 activities based on the potential impact of a particular component's lack of compliance. Our Year 2000-readiness project has not delayed or superceded other planned technology projects.

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

     As of September 30, 1999, we had completed the Identification, and Assessment phases of the project for our operating companies and our corporate offices and we had made considerable headway in the Remediation, Testing, and Certification phases of the project, again with our efforts focused on the areas of greatest potential impact. As of September 30, 1999, approximately 90% of our total inventory of IT and non-IT systems had either been deemed compliant or had been corrected.

Estimated Costs

     We estimate the upper range of the cost of the Year 2000 project is approximately $600,000, and approximately $450,000 has been spent to date. A significant portion of the total potential expense estimate relates to the cost of replacement of personal computer hardware, servers, and telecommunications equipment, and approximately $250,000 of this amount was planned prior to the advent of the Year 2000 project. Funding of Year 2000 costs is being provided by cash flow from operations.

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

     MARKETS
     -------
     We currently manage condominiums and homes in 39 premier Hawaiian, mountain, beach and desert resorts throughout the United States and in Canada. The table below sets forth the resort locations at which we manage vacation condominium and home properties and the aggregate number of properties managed in each of the following states at October 1, 1999.



HAWAIIAN RESORTS
  Hawaii: Hawaii, Kauai, Maui and Oahu                                    4,880

MOUNTAIN RESORTS
  Colorado: Aspen, Breckenridge, Crested Butte, Dillon,
     Snowmass Village and Telluride                                       1,423
  British Columbia: Whistler                                                709
  Utah: The Canyons, Deer Valley and Park City                              339
  Montana: Big Sky                                                          199
  Oregon: Sunriver                                                          142

BEACH RESORTS
  Florida: Beaches of South Walton, Bonita Springs, Captiva Island,
    Destin, Fort Myers, Fort Myers Beach, Marco Island,
    Okaloosa Island/Fort Walton Beach, Orlando, Navarre Beach,
    Naples, and Sanibel Island                                            4,991
  Massachusetts: Nantucket                                                1,200
  South Carolina: Hilton Head Island                                        703
  Delaware: Bethany Beach                                                   648
  North Carolina: The Outer Banks                                           511
  Georgia: St. Simons Island                                                443
  Alabama: Gulf Shores                                                      374
  Ohio: Lake Erie Islands                                                   202

DESERT RESORTS
  California: Palm Desert and Palm Springs                                  285
  Arizona: Scottsdale/Phoenix and Tucson                                    252
                                                                         ------

    TOTAL                                                                17,301
                                                                         ======


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

Performance Statistics
----------------------


                                   Three Months Ended
                               Sept 30,       Sept 30,
                                  1999           1998               Variance
                               -------        -------               --------
Mountain
  Lodging Revenues(1)            4,143         $4,540                   (8.7)%
  Occupancy                      30.2%          35.6%                   (5.4)pts
  ADR                          $ 94.74        $ 84.24                   12.5 %
  RevPAU                        $28.65         $30.03                   (4.6)%
  Total Units                    1,964          2,016                   (2.6)%

Beach
  Lodging Revenues(1)          $28,901        $24,575                   17.6 %
  Occupancy                      64.6%          65.3%                   (0.7)pts
  ADR                          $203.66        $180.51                   12.8 %
  RevPAU                       $131.47        $117.93                   11.5 %
  Total Units                    2,783          2,673                    4.1 %

Hawaii
  Lodging Revenues(1)          $35,540        $35,863                   (0.9)%
  Occupancy                      77.5%          71.2%                    6.3 pts
  ADR                          $102.72        $106.79                   (3.8)%
  RevPAU                        $79.61         $76.07                    4.7 %
  Total Units                    4,880          5,104                   (4.4)%

Total
  Lodging Revenues(1)          $68,584        $64,978                    5.5 %
  Occupancy                      65.6%          63.3%                    2.3 pts
  ADR                          $129.01        $123.56                    4.4 %
  RevPAU                        $84.58         $78.19                    8.2 %
  Total Units                    9,627          9,793                   (1.7)%


(1) Lodging revenues are in thousands and represent the total rental charged to property rental customers. Our revenue represents from 3% to over 40% of the lodging revenues based on the services provided to us.

     For better comparability, the above statistics exclude Houston & O'Leary, The Maury People, Abbott Resorts, Columbine, Ridgepine, Ryan's Golden Eagle, Cove Management Services, Worthy Rentals, Scottsdale Resorts Accommodations, Shoreline Properties, and Coates Reid & Waldron. Also excluded from these statistics are owner use nights and renovation nights which were approximately 10.3% of gross available nights in the three months ended September 30, 1999 and 11.1% of gross available nights in the three months ended September 30, 1998. For the nine months ended September 30, 1999 and 1998, owner use nights and renovation nights were 11.2% and 11.8% of gross available nights, respectively.



                                    Nine Months Ended
                               Sept 30,       Sept 30,
                                  1999           1998               Variance
                              --------        -------               --------
Mountain
  Lodging Revenues(1)          $30,051        $27,921                   7.6 %
  Occupancy                      40.9%          39.7%                   1.2 pts
  ADR                          $157.91        $148.32                   6.5 %
  RevPAU                        $64.51         $58.88                   9.6 %
  Total Units                    1,964          2,016                  (2.6)%

Beach
  Lodging Revenues(1)          $52,025        $46,631                  11.6 %
  Occupancy                      55.0%          60.1%                  (5.1)pts
  ADR                          $158.17        $147.69                   7.1 %
  RevPAU                        $86.98         $88.71                  (2.0)%
  Total Units                    2,783          2,673                   4.1 %

Hawaii
  Lodging Revenues(1)         $104,866       $107,381                  (2.3)%
  Occupancy                      77.1%          72.7%                   4.4 pts
  ADR                          $102.48        $106.61                  (3.9)%
  RevPAU                        $79.05         $77.54                   2.0 %
  Total Units                    4,880          5,104                  (4.4)%

Total
  Lodging Revenues(1)         $186,942       $181,933                   2.8 %
  Occupancy                      64.5%          63.3%                   1.2 pts
  ADR                          $121.19        $120.47                   0.6 %
  RevPAU                        $78.20         $76.29                   2.5 %
  Total Units                    9,627          9,793                  (1.7)%


(1) Lodging revenues are in thousands and represent the total rental charged to property rental customers. Our revenue represents from 3% to over 40% of the lodging revenues based on the services provided to us.

     For better comparability, the above statistics exclude Houston & O'Leary, The Maury People, Abbott Resorts, Columbine, Ridgepine, Ryan's Golden Eagle, Cove Management Services, Worthy Rentals, Scottsdale Resorts Accommodations, Shoreline Properties, and Coates Reid & Waldron. Also excluded from these statistics are owner use nights and renovation nights which were approximately 10.3% of gross available nights in the three months ended September 30, 1999 and 11.1% of gross available nights in the three months ended September 30, 1998. For the nine months ended September 30, 1999 and 1998, owner use nights and renovation nights were 11.2% and 11.8% of gross available nights, respectively.

                           PART 2 - OTHER INFORMATION
                           ---------------------------



                    Item 6. Exhibits and Reports on Form 8-K
                    -----------------------------------------
(a) Exhibits

   EX-27        Financial Data Schedule

(b)        Reports on Form 8-K:










                                    Signature
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.



                                    RESORTQUEST INTERNATIONAL, INC.

November 15, 1999                      By: /s/ JEFFERY M. JARVIS
                                    ----------------------------
                                    Jeffery M. Jarvis
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer,
                                    Chief Accounting Officer
                                    and Duly Authorized Officer)

                                 EXHIBIT INDEX
                                 -------------


                                                                              Sequential
Exhibit No.                              Description                            Page No.
-----------             ----------------------------------------------        ----------

  EX-27                 Financial Data Schedule                                    30
