Form 10-K
period 1999-12-31
RESORTQUEST INTERNATIONAL INC
filed 2000-03-30
CIK 1057507

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K

         (Mark One)

    |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

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

                                  (901)762-0600
               (Registrant's telephone number including area code)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


   TITLE OF EACH CLASS                                 NAME OF EACH EXCHANGE
                                                        ON WHICH REGISTERED

 Common Stock, $.01 par value                         New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT.

                                      NONE
                                  ------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was sold as of March 21, 2000 was approximately $85,541,016.

         The number of shares outstanding of each of the registrant's classes of common stock as of March 21, 2000 was 18,917,893 shares of common stock, all of one class.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1999 Annual Report to Shareholders        Parts I, II and IV
Portions of the Proxy Statement for the 2000 Annual
Meeting of Shareholders                                   Parts I, III and IV

                                TABLE OF CONTENTS

PART I...................................................................................................1

ITEM 1.  Business .......................................................................................1

             GENERAL.....................................................................................1
             INDUSTRY OVERVIEW...........................................................................2
             BUSINESS STRATEGY...........................................................................4
             GROWTH STRATEGY.............................................................................5
             MARKETS.....................................................................................7
             SERVICES OFFERED............................................................................8
             MARKETING..................................................................................10
             TECHNOLOGY.................................................................................11
             YEAR 2000 COMPLIANCE.......................................................................12
             COMPETITION................................................................................13
             EMPLOYEES..................................................................................13
             FACTORS THAT MAY AFFECT FUTURE RESULTS.....................................................14

ITEM 2.   Properties....................................................................................24

ITEM 3.   Legal Proceedings.............................................................................24

ITEM 4.   Submission of Matters to a Vote...............................................................24

Executive Officers of ResortQuest.......................................................................24

PART II.................................................................................................26

ITEM 5.   Market for ResortQuest's Common Equity and Related
             Stockholder Matters........................................................................26

ITEM 6.   Selected Financial Data.......................................................................26

ITEM 7.   Management's Discussion and Analysis of Financial
             Condition and Result of Operations.........................................................26

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.....................................26

ITEM 8.  Financial Statements and Supplementary Data....................................................27

ITEM 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure........................................................27


PART III................................................................................................27

ITEM 10.  Directors and Executive Officers of ResortQuest...............................................27

ITEM 11.  Executive Compensation........................................................................27

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management................................27

ITEM 13.  Certain Relationships and Related Transactions................................................27

PART IV.................................................................................................28

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Forms 8-K..............................28

              14(a)(1) FINANCIAL STATEMENTS.............................................................28
              14(a)(2) FINANCIAL STATEMENT SCHEDULES....................................................28
              14(a)(3) EXHIBITS.........................................................................28
              14(b) REPORTS ON FORM 8-K.................................................................36


                                     PART I

ITEM 1. BUSINESS

I.       GENERAL

      ResortQuest is the first company to offer vacation condominium and home rentals, sales and property management services under a national brand name and is a leading provider of vacation rentals in premier destination resorts throughout the United States and in Canada. Through the consolidation of leading vacation rental and property management companies, the development of a national brand and marketing initiative and best practices management systems, we offer vacationers a branded network of high quality, fully furnished, privately-owned condominium and home rentals. In addition, we provide property owners with superior management services by combining local management expertise with the marketing power and resources of a leading brand, which work to enhance a property's value and marketability.

      We commenced operations on May 26, 1998, concurrent with our initial public offering and the acquisition of 12 leading vacation rental and property management companies and the industry's leading management software company (collectively, the "Founding Companies"). Since that time, we have completed 18 additional vacation rental and property management acquisitions, five in 1998 and 13 in 1999 (together with the Founding Companies, the "Operating Companies"). Our 1999 acquisitions added more than 4,000 rental units to our portfolio of vacation rental condominiums and homes and introduced the ResortQuest brand to several new markets, including Orlando, Florida, the number one tourist destination in the world. We currently manage approximately 17,000 condominiums and homes in 40 premier destination resort locations throughout the United States and in Canada.

      Most vacationers seeking to rent a condominium or home at a popular destination resort typically have relied on local vacation rental and property management firms to inquire about availability and make reservations. Vacationers made rental choices with limited information and, as a result, faced great uncertainty concerning the quality of their rental. To address this need, we established the ResortQuest brand to provide vacationers with access to quality condominium and home rentals intended to consistently meet their expectations. The ResortQuest brand is designed to ensure that a vacation rental meets customer expectations by providing a standardized, basic level of products and services throughout our extensive national network of quality condominiums and homes in premier destination resorts and by consistently categorizing accommodations based on quality, appearance and features.

      We also offer vacationers a single source from which they can easily access information about and make reservations for our condominium and home rentals. RESORTQUEST.COM, one of the most comprehensive web sites in the vacation industry, enables vacationers to search through all of our vacation home and condominium rentals, view extensive information about each rental property, including photographs and floor plans, take virtual tours of our condominium and home rental units and popular attractions in all of our resort locations, check availability and rental rates and make real-time reservations directly on line. Pursuant to our recent strategic alliance with Target Travel, visitors to RESORTQUEST.COM also can complete their travel itineraries by pairing our rental accommodations with Target Travel's competitively priced airline and car rental reservations. In addition, for customers interested in buying or selling a vacation home, RESORTQUEST.COM provides multiple location real estate listings for homes and condominiums located in 24 of our resort locations. Vacationers also have the option of obtaining information from and making reservations through our 24-hour toll-free reservations line, which is staffed by agents who are familiar with our managed condominiums and homes.

      Our primary source of revenue is property rental fees, which are charged to the property owners as a percentage of the vacationer's total rental rate. Fee percentages for condominiums and homes range from approximately 3% to over 40% of rental rates depending on:

        -  the market;

        -  the type of services provided to the property owner;

        -  the type of rental unit managed; and

        -  which party bears responsibility for certain operating expenses.

      For the year ended December 31, 1999, we generated total revenues of approximately $127.9 million, which includes $65.8 million of revenues from property management fees, and net income of $4.4 million. We believe that our national brand and superior management services, which are designed to enhance rental income for property owners, will provide us with a competitive advantage in attracting additional high quality condominiums and homes in our markets.

A.       Industry Overview

      The United States is the largest market in the world for the travel and tourism business, representing an estimated 20% of total worldwide travel and tourism expenditures. From 1987 to 1997, the U.S. market consistently grew at a compounded annual rate of 6.1%. In 1997, expenditures for tourism in the United States reached approximately $482 billion, or approximately 6% of 1997's gross domestic product, making the U.S. travel and tourism industry one of the largest sectors in the U.S. economy. Expenditures for tourism are expected to continue to increase and reach $594 billion by 2001.

      The travel and tourism industry can be segmented into a number of categories depending on the purpose of travel. The two primary categories are business travel, including both personal and work related, and pleasure travel. According to the Department of Transportation's 1995 American Travel Survey, pleasure travel represented 63% of total trips taken by Americans. We focus on a subsegment of the pleasure travel area, specifically the leisure segment. The leisure segment represents all trips taken for vacation purposes other than those trips to visit family or friends. Within the leisure segment, the total market for vacation condominium, home and apartment rentals, which are marketed predominantly by vacation rental and property management companies, was over $10 billion in 1996, representing over 20 million vacation property rentals. Rental revenues grew 8.7% from 1995 to 1996, and we believe that this growth has been, and will continue to be, driven by two primary factors: the overall growth in the leisure travel and tourism industry, which reflected a 16.1% increase in revenues from 1995 to 1997, and the increasing number of vacationers seeking to rent vacation condominiums and homes. We believe this data reflects the most recently available industry information.

      Destination resort vacationers primarily have three alternatives for overnight accommodations: commercial lodging establishments, timeshare resorts and privately-owned vacation condominiums and homes. For many vacationers, particularly those with families, a lengthy stay at a quality commercial lodging establishment can be expensive. Vacation condominium and home rentals generally offer families greater space and convenience than a resort hotel room, including separate living, sleeping and eating quarters. As a result, families generally have more privacy and greater flexibility in a vacation condominium or home. Furthermore, by utilizing the full kitchens available in most properties, vacationers can also save on dining costs in a vacation condominium or home rental. In addition, vacation condominium and home rentals frequently include access to private yards, swimming pools, tennis courts and other recreational facilities, and generally offer a greater variety of locations, accommodations and price ranges within a market to meet a vacationer's desires.

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

      Most vacation condominiums and homes are second homes with absentee owners who are unable to manage the rental process easily. Vacation rental and property management companies facilitate the rental process by handling all interactions with vacationers, including:

        -  accepting reservations;

        -  collecting rental payments, security deposits and other fees;

        -  operating check-in and check-out locations; and

        -  arranging for inspections, security and maintenance.

The publishing of catalogs, print advertising and other marketing activities of a successful vacation rental and property management company also can enhance the vacation condominium or home's occupancy rate and increase rental income to the property owner.

     The vacation rental and property management industry is highly fragmented, with an estimated 3,000 vacation rental and property management companies in the United States. Most vacation rental condominiums and homes are managed by and booked through local vacation rental and property management firms, whose principal means of attracting property owners and vacationers are by referral, word of mouth, limited local advertising and direct mailings. Before ResortQuest, there was no central reservations service for vacationers or travel agents to obtain information regarding most condominium or home rental opportunities at popular destination resorts nationwide or for booking such rentals once a destination was selected. We believe the vacation rental and property management industry remains highly inefficient and presents a significant market opportunity for a well-capitalized company offering a national, branded network of high-quality vacation condominiums and homes with superior levels of customer service.

B.       Business Strategy

      Our objective is to enhance our position as a leading provider of premier condominium and home rentals in destination resorts by pursuing the following elements of our business strategy:

      CONTINUE TO BUILD THE RESORTQUEST BRAND. Prior to ResortQuest, there was no national brand for vacation condominium and home rentals, no industry standards for quality and a general lack of access to reliable information regarding rental opportunities for vacationers. We have increased the information available to vacationers, established the only national brand in the fragmented vacation rental industry and continue to provide vacationers with high quality condominium and home rentals. The ResortQuest brand is designed to ensure that a vacation rental meets customer expectations by providing a basic, standardized level of products and services and by consistently categorizing accommodations based on quality, appearance and amenities.

      CAPITALIZE ON TECHNOLOGY. We believe that our investment in technology, especially that related to the Internet, will create a significant competitive advantage and be critical in building our national brand, increasing revenue, reducing costs and managing vacationer, owner, employee and investor expectations. Our commitment to technology is evidenced by (1) RESORTQUEST.COM, our comprehensive web site which enables consumers to search through our vacation rentals, to take virtual tours of rental properties and popular attractions at our resort locations, to check availability and to make vacation property, airline and car rental reservations on-line, and (2) First Resort Software, which is a leading provider of integrated software for the vacation rental and property management industry. We plan to use First Resort Software to link our existing and future acquired companies' property management databases in order to enhance our cross-selling and direct marketing efforts. We also intend to develop proprietary data mining tools to enhance our cross-selling and direct marketing efforts.

     OFFER VACATIONERS SUPERIOR CUSTOMER SERVICE. We believe that maintaining superior levels of customer service is critical to maintaining a reputation for high quality condominiums and homes and for attracting new customers. Vacationers typically rent vacation condominiums and homes for greater space and flexibility, but these customers also frequently desire many of the amenities and services of hotel accommodations. As a result, we require each Operating Company to deliver a standardized, basic level of amenities and services designed to enhance the vacationer's overall experience. We have established a detailed listing of basic standards relating to conveniently located check-in and check-out locations, efficient check-in and check-out procedures, extended front desk hours, cleanliness of units and access to emergency contact and maintenance personnel. We also strive to offer maximum flexibility to meet the varied needs of our vacationers and in most markets can arrange for services such as golf tee times, bicycle rentals, ski lift tickets, grocery delivery or restaurant reservations. By offering the convenience and accommodations of a condominium or home while providing many of the amenities and services of a hotel, we believe we will continue to strengthen the loyalty of our existing customers and attract new vacationers into the vacation condominium and home rental market.

      ENHANCE VALUE FOR PROPERTY OWNERS. We provide property owners with superior management services by combining local management expertise with the marketing power and resources of a leading brand, which work to increase rental income through increased occupancy and rental rates. Since substantially all of the condominiums and homes managed by us are second homes with absentee owners, we offer a range of high quality vacation rental and property management services designed to meet the broad real estate needs of these owners. In most markets, we will assume broad responsibility for the condominium or home, from marketing and coordinating all aspects of renting the individual condominium or home to managing common areas and homeowners' associations. In addition, we provide owners with concise, timely and accurate monthly statements and payments for the rental and management of their condominiums and homes. We believe that our reputation for high quality, comprehensive management services will be a key competitive advantage in increasing the number of condominiums and homes under our management within our existing markets.

      CAPITALIZE ON THE EXPERIENCE OF SENIOR MANAGEMENT. Our senior management team has the breadth of experience necessary to execute our business plan effectively.

      - DAVID L. LEVINE, President and Chief Executive Officer, is the former President and Chief Operating Officer of Equity Inns, Inc., a leading real estate investment trust specializing in hotel acquisitions. Concurrently he served as President and Chief Operations Officer of Trust Management, Inc. which operated Equity Inns properties.

      - JAMES S. OLIN, Chief Operations Officer, is the former President of Abbott Resorts, our largest Operating Company, and Vice President for ResortQuest's Gulf Coast Region. He has over 12 years of experience in the travel and tourism industry.

      - J. MITCHELL COLLINS, Senior Vice President and Chief Financial Officer, is a former senior manager with Arthur Andersen LLP and was head of real estate and hospitality services for Andersen's Mid-South practice. He has over a decade of financial consulting experience with significant experience with mergers and acquisitions and special expertise in the integration of multiple reporting functions for large hospitality companies.

     - FREDERICK L. FARMER, Senior Vice President and Chief Information Officer, has more than 20 years of experience working for Fortune 500 companies. Mr. Farmer most recently spent 12 years with Marriott International as Senior Vice President, Internet and Desktop Services and was responsible for positioning Marriott for Internet commerce.

     - PAUL N. MANTERIS, Senior Vice President, Homeowner Relations/Operations, is the former Manager of Training and Special Projects for Premier Resorts, Inc., a hospitality management company operating primarily in the Western United States and Hawaii. He has over 21 years of experience in the hospitality industry.

     - W. MICHAEL MURPHY, Senior Vice President and Chief Development Officer, leads our mergers and acquisitions effort. Mr. Murphy has been involved with real estate acquisition businesses and the hospitality industry for more than 25 years.

      LEVERAGE LOCAL RELATIONSHIPS AND EXPERTISE. Our local management teams have extensive experience in their respective resort areas, and many of the individuals are very active in their local communities. The management teams have a valuable understanding of their respective markets and businesses and have developed strong local relationships. These relationships are critical in attracting additional condominiums and homes for rental and enable us to provide additional concierge-type services to our vacationers. Accordingly, our decentralized management strategy is designed to allow local managers to utilize their knowledge and expertise about the condominiums and homes available for rent, the offerings of local competitors and the desires of vacationers in their areas to provide superior customer service to both property owners and vacationers.

C.       Growth Strategy

     We believe we can enhance our position as a leading provider of vacation condominium and home rentals in premier destination resorts by growing both internally and by selectively pricing strategic acquisitions.

1.       Internal Growth

     The primary elements of our internal growth strategy include:

     FULLY IMPLEMENT OUR NATIONAL MARKETING STRATEGY. We have implemented a multi-faceted national marketing program designed to increase vacationer awareness of the ResortQuest brand, while promoting the unique characteristics of our individual resorts. This comprehensive marketing program targets consumers and the travel trade through high-profile advertising, direct mail, e-mail marketing, public relations, promotional programs and RESORTQUEST.COM. In order to maximize the online exposure of RESORTQUEST.COM and our approximately 17,000 vacation rental properties, we formed strategic alliances in 1999 with WORLDRES.COM, an online hotel distribution network for leisure travel with a proprietary network of Internet-based distribution partners, and VACATIONSPOT.COM, the vacation lodging directory for Microsoft Expedia. Vacationers have access to all of our vacation rentals through these two additional online distribution channels. Our marketing program is designed to attract new customers as well as to cross-sell additional services and locations to existing customers, thereby increasing customer loyalty by offering customers similar properties and services in our other resorts that meet the vacationer's expectations based, in part, on their previous experiences with us. We believe the integrated marketing efforts of our Operating Companies will increase customer awareness of the ResortQuest brand, lead to an increased demand for our rentals and result in higher occupancy and rental rates for our condominium and home owners. We also believe that the anticipated increase in rental income for owners will ultimately be a competitive advantage in attracting new property owners.

     INCREASE MARKET SHARE WITHIN EXISTING MARKETS. A key element of our growth strategy is to increase our selection of condominiums and homes in order to expand our market share and strengthen the local brands of each of our Operating Companies. We intend to attract new property owners by achieving high occupancy rates through effective national and regional marketing, cross-selling and offering additional incentives to property owners, such as QuestClub, our travel benefits program for owners of properties we manage. In addition, in order to capture a higher portion of the rental business from new condominiums and homes being built in our markets, we will focus on building and strengthening our relationships with both local and national resort developers as well as real estate brokerage companies.

     EXPAND PROFIT MARGINS. Through the implementation of the best management practices of our Operating Companies, we believe there are numerous opportunities to improve our overall profit margins. We continue to improve the efficiency of certain basic services such as reservations, housekeeping and laundry. We also believe that larger inventories of condominiums and homes in our markets will provide certain economies of scale in advertising, check-in locations, management, housekeeping and other services. We have already achieved savings through company-wide contracts for long distance telephone service, credit card fees and insurance. We believe that enhanced efficiency and economies of scale will reduce overall operating costs and allow us to achieve increased margins by spreading operating and corporate overhead costs over a larger revenue base. In addition, several of our Operating Companies have developed unique additional revenue opportunities, such as assisting property owners in refurbishing their properties, offering trip cancellation insurance and charging fees for certain concierge-type services, several of which can be replicated by our other Operating Companies.

     USE ADDITIONAL MARKETING CHANNELS. Historically, most vacationers have located vacation condominiums and homes through referrals, word-of-mouth, limited local advertising and direct mailings. We believe there are significant opportunities to expand the use of additional marketing channels. We plan to capitalize on our extensive market presence by increasing the use of other marketing channels such as the Internet, travel agents and national print media, which are difficult for local vacation rental and property management companies to use in a cost-effective manner. Given our size and presence in premier destination resorts, we believe we are an attractive partner to travel agents, tour package operators and other travel providers. These relationships should continue to be a significant source of new customers and, in particular, will be a valuable marketing channel for off-peak seasons.

2.       Selectively Pursue Strategic Acquisitions

         Since we commenced operations in May 1998 with the acquisition of the 13 Founding Companies, we have acquired 18 additional vacation rental and property management companies. For the foreseeable future, we intend to focus primarily on further integrating these acquisitions and implementing our internal growth strategy. We will however, selectively pursue strategic acquisitions in new markets and tuck-in acquisitions through which we can expand our selection of rental inventory in our existing markets.

         We believe that we provide acquisition candidates with a number of significant benefits, including:

    -   affiliation with a national brand;

    - the ability to cross-sell to customers of other vacation rental and property management companies within the ResortQuest network;

    - the ability to increase liquidity as a result of our financial strength as a public company and access to additional sources of capital; and

    - the ability to increase profitability as a result of our centralization of certain administrative functions and other economies of scale.

D.       Markets

     We currently manage condominiums and homes in 40 premier Hawaiian, mountain, beach and desert resorts throughout the United States and in Canada. The table below sets forth the resort locations at which we manage vacation condominium and home properties and the aggregate number of properties managed in each of the following states at December 31, 1999.

         HAWAIIAN RESORTS
           Hawaii: Hawaii, Kauai, Maui and Oahu..........................................................     4,659

         MOUNTAIN RESORTS
          Colorado: Aspen, Breckenridge, Crested Butte, Dillon, Snowmass Village and Telluride...........     1,440
          British Columbia: Whistler.....................................................................       701
          Utah: The Canyons, Deer Valley and Park City...................................................       366
          Montana: Big Sky...............................................................................       217
          Oregon: Sunriver...............................................................................       140

         BEACH RESORTS
          Florida: Beaches of South Walton, Bonita Springs, Captiva Island, Destin, Fort
             Myers, Fort Myers Beach, Marco Island, Okaloosa Island, Fort Walton Beach, Orlando,
           Navarre Beach, Naples and Sanibel Island......................................................     5,138
          Massachusetts: Nantucket.......................................................................     1,200
          South Carolina: Hilton Head Island.............................................................       694
          Delaware: Bethany Beach........................................................................       658
          North Carolina: The Outer Banks................................................................       511
          Georgia: St. Simons Island.....................................................................       453
          Alabama: Gulf Shores...........................................................................       372
          Ohio: Lake Erie Islands........................................................................       169

         DESERT RESORTS
          California: Palm Desert and Palm Springs.......................................................       299
          Arizona: Scottsdale and Tucson.................................................................       284
                                                                                                           --------
         TOTAL...........................................................................................    17,301
                                                                                                             ======


E.       Services Offered

     SERVICES OFFERED TO VACATIONERS. We provide services to vacationers during all stages of the rental process from the selection and reservation of a condominium or home to the vacationers' arrival and throughout their stay. To make the selection and reservation process as simple and convenient as possible, RESORTQUEST.COM, our on-line, single-source, interactive web site, provides consumers with instant access to our inventory of approximately 17,000 vacation rental properties. Vacationers can check availability and rental rates, view extensive information about each property, including photographs and floor plans, take virtual tours of our condominium and home rental units and popular attractions in all of our resort locations, obtain information about special offers and promotions and make real-time reservations directly on-line. Vacationers can customize their searches of our rental inventory based upon either type of resort destination, including beach, mountain, island and desert, or type of activity, including golf, skiing, tennis and fishing. Vacationers also can search for rental units in several different resort locations simultaneously. Pursuant to our recent strategic alliance with Target Travel, visitors to RESORTQUEST.COM also can complete their travel itineraries by pairing our accommodations with

Target Travel's competitively priced airline and car rental reservations. Since the inception of RESORTQUEST.COM, monthly user sessions and the percentage of on-line bookings have increased from 40,000 and 1.6% in January 1999 to 150,000 and 9.2% in December 1999.

      In addition to on-line access to our rental properties, we also provide vacationers with catalogs containing color photographs and descriptions of available condominiums or homes in most of our resort locations. Also, vacationers may choose to make reservations through our 24-hour toll-free reservations line staffed by agents who are familiar with the specific condominiums and homes at all of our resort locations.

      Because of the variety of our resort locations and the diversity of rental prices throughout our rental portfolio, we are able to target a broad range of vacationers, including families, couples and individuals. For vacationers, we offer the convenience and accommodations of a condominium or home, while providing many of the amenities and services of a hotel. Vacation condominium and home rentals generally offer greater space and convenience than resort hotel rooms, including separate living, sleeping and eating quarters. As a result, vacationers generally have more privacy and greater flexibility in a vacation condominium or home.

      Upon the vacationer's arrival, we offer conveniently located check-in and check-out locations, many of which are located on-site at the front desk of our condominium properties. Off-site check-in locations are typically centrally located and easily accessible in their respective resort communities. In most destination resort communities, we maintain multiple conveniently located check-in facilities. During their stay, vacationers at most locations are offered frequent cleaning and housekeeping services and access to emergency contact and maintenance personnel. In most locations, we offer more specialized concierge services such as bicycle and ski equipment rentals, ski lift tickets sales, shuttles to ski areas, golf tee times and restaurant reservations. We typically receive a fee for providing these services.

      To help ensure that vacationers' expectations are met, we implemented a comprehensive quality standard program. As part of this program, each of our Operating Companies is required to deliver a standardized, basic level of products and services that affect the overall experience of vacationers. We have established a detailed listing of standards relating to:

     -  the reservation, check-in and check-out processes;

     -  the provisions included in each rental unit;

     -  the services and amenities provided during the vacationer's stay;

     - the maintenance of the grounds and facilities surrounding the rental unit; and

     -  the response of employees to problems raised by vacationers.

         To promote consistency across all of our locations, we have evaluated, based on our proprietary rating criteria, substantially all of our vacation condominiums and homes and segmented them into the following five proprietary accommodation categories:

    Quest Home: an exclusive group of extraordinary accommodations which are so luxurious and unique that they are in a class of their own;

    Platinum:   exceptional accommodations marked by unique design that offers superior quality furnishings, luxury features, designer appointments and top-of-the-line kitchens, baths and amenities;

    Gold: upscale, well-appointed accommodations with a designer touch that feature excellent furnishings, special features and top-quality kitchens, baths and amenities;

    Silver: inviting, pleasing accommodations that are tastefully decorated and feature quality furnishings and contemporary kitchens and baths; and

    Bronze: comfortable, pleasant accommodations that provide many of the comforts and conveniences of home.

      We have developed specific, detailed criteria for each of our accommodation categories, based on quality, appearance and features of the rental properties including property furnishings, soft goods, flooring, kitchen/appliances, televisions and stereos, bathrooms, decor and other features such as swimming pools and exercise facilities. Similarly, we have standardized the use of property location descriptions. We perform annual on-site reviews of each of our rental properties to update our accommodation category ratings.

      SERVICES OFFERED TO CONDOMINIUM AND HOME OWNERS. We provide condominium and home owners a comprehensive set of high-quality vacation rental and property management services by combining local management expertise and attention with the marketing resources of a national brand. In most markets, we will assume complete responsibility for rental management of the condominium or home, including marketing, renting and maintaining the specific property as well as managing the common areas and homeowners' associations. We currently engage in extensive marketing activities, including our interactive web site, RESORTQUEST.COM, print advertising in high-profile national publications and e-mail marketing, as well as direct catalog mailings to prior and prospective vacationers and direct solicitations of travel agents and wholesalers. We also handle all interaction with vacationers, including accepting reservations, collecting rental payments and security deposits, operating check-in and check-out locations and offering linen, housekeeping and other services. Property owners are paid rental income each month for rental activity in the preceding month and are given a concise, timely and accurate monthly statement which details the rental activity and management of their condominiums and homes.

     Property maintenance services are provided by both our employees and third party independent contractors. Services are either regularly scheduled, or provided on an "as needed" basis, depending on the service and resort location. In most markets, we perform periodic inspections and make recommendations to property owners for maintenance, refurbishments and renovations necessary to maintain the quality of their condominiums and homes. In several of our destination resort markets, we provide professional interior design and refurbishment services to property owners to assist with the upkeep and appearance of their condominiums and homes. We include routine maintenance services, such as replacing light bulbs or broken china, as part of an all-inclusive commission structure in certain locations. In other markets, we collect fees from property owners for maintenance services through service and maintenance agreements and fees for service arrangements.

      For owners desiring to sell their vacation condominium or home, we offer traditional real estate brokerage services in 24 resort locations, including listing and showing the property. Also, RESORTQUEST.COM provides multiple location real estate listings for these resort locations. We believe that providing real estate brokerage services gives us a competitive advantage in identifying and securing properties for our rental management services and allows us to meet all of the needs of vacation property owners.

      Owners of condominiums and homes we manage may participate in QuestClub, our exclusive travel benefits program. QuestClub members receive a 70% savings on vacation condominium and home rentals for stays of up to 28 days each year at other QuestClub member properties. The availability of QuestClub privileges is limited during extremely popular times to preserve the revenue potential for each participating homeowner.

F.       Marketing

      The marketing efforts of traditional vacation rental and property management companies are primarily through word of mouth, including both vacationers and property owners, print advertising primarily in local newspapers and regional magazines and direct mail solicitations and catalogs sent to prior customers. Potential customers typically call as a result of a referral or in response to an advertisement or other promotion and are assisted by reservation agents in selecting the appropriate vacation property and making the reservation.

      In addition to local and regional promotional campaigns designed to drive occupancy rates, our marketing strategy is aimed at building awareness of the ResortQuest brand name and image, cross-selling our destinations and promoting RESORTQUEST.COM. Since our initial public offering, we have developed a comprehensive, national marketing campaign targeting consumers and the travel trade through direct mail, e-mail marketing, public relations, promotional programs and high-profile print advertising in publications such as CONDE NAST TRAVELER, TRAVEL & LEISURE, SKI, GOLF MAGAZINE, SOUTHERN LIVING and SUNSET. We also market to travel agents primarily through advertisements in trade publications and attendance at national and regional travel industry trade shows. Tour package operators typically combine transportation to a destination resort with our vacation condominiums and homes and a car rental. Tour packages are distributed almost exclusively through travel agents.

      We believe that our most important marketing resource is our web site, RESORTQUEST.COM. For the first time, consumers can use a single source to visit resort destinations throughout the United States and in Canada, view photographs and floor plans and make real-time reservations directly on-line. Pursuant to our alliance with Target Travel, visitors to RESORTQUEST.COM also can complete their travel itinerary by securing economical airline and car rental reservations.

      According to Forrester Research, consumers are adopting online travel faster than any other retail segment of the burgeoning e-commerce field. Online travel is expected to reach nearly $3 billion in 1999, and $8.9 billion by 2002. In order to maximize the online exposure of RESORTQUEST.COM and our approximately 17,000 vacation rental properties, we formed strategic alliances in 1999 with WORLDRES.COM, an online hotel distribution network for leisure travel with a proprietary network of Internet-based distribution partners, and VACATIONSPOT.COM, the vacation lodging directory for Microsoft Expedia. Vacationers have access to all of our vacation rentals through these two additional online distribution channels.

      We believe that a national marketing campaign should increase the effectiveness of the existing Operating Companies and those to be acquired in the future, and expand the universe of potential customers for each resort location in which we operate.

     We intend to capitalize on our extensive market presence and further increase our use of the Internet, travel agents and print media. We believe that our extensive selection of vacation condominiums and homes make us an attractive partner to travel agents, tour package operators and other travel providers. These relationships should continue to be a significant source of new customers and, in particular, will be a valuable marketing channel for off-peak seasons.

G.       First Resort Software

      First Resort Software is a leading provider of integrated management, reservations and accounting software for the vacation rental and property management industry. Twenty-five of our Operating Companies and over 600 other vacation rental and property management companies use the software programs developed by First Resort Software. These programs were developed to overcome problems encountered by rental property managers in attempting to use software programs developed for the hotel industry. The basic software developed by First Resort Software allows vacation rental and property management companies to automate and computerize their reservations, billings, rental management and accounting tasks. Vacation rental and property management companies can use the software developed by First Resort Software to enter current rates on individual condominiums and homes and access specific descriptions of those condominiums and homes for potential customers. The software also allows companies to generate monthly revenue reports for property owners and to coordinate maintenance and housekeeping schedules. First Resort Software also offers additional modules and interfaces, including a work order generator, activities management system, credit card interface and on-line booking interface through the Internet. First Resort Software is developing a JAVA Client/Server based graphical reservations application that will allow users of its software to completely integrate their reservations systems with the Internet, as well as a JAVA Client/Server based version of all of its existing software applications.

      We intend to rely on the products and management expertise of First Resort Software to enhance our technology strategy. We believe that investment in technology is critical in building a national, branded vacation rental and property management company for premier destination resorts and will provide us with a significant competitive advantage in the future. The software developed by First Resort Software will allow us to quickly link our existing and future acquired companies' databases. We also intend to develop proprietary data mining tools in order to enhance our cross-selling and direct marketing efforts.

H.       Year 2000 compliance

      During 1999, we took steps to ensure that any significant adverse impact from the advent of year 2000 would be averted. These steps included evaluation of property management systems (guest services and back-office accounting); reservation/inventory management systems; hardware BIOS (software encoded into hardware components that runs "beneath" the operating system); analysis and/or management reporting tools; and various non-IT components' embedded control systems (HVAC, elevator controls, etc.). In addition, we developed contingency plans including items such as offsite and/or manual reservations/inventory management, property management (guest services, back-office functions, work order administration), financial accounting and reporting, and management reporting. The cost of assessment and remediation of our systems and the alternative development for contingency plans was approximately $500,000.

      Upon the arrival of year 2000 we took additional steps to assess all systems and determine the actual impact of year 2000, if any. To date, we have noted no year 2000-related issues that constitute a significant adverse impact upon our systems and processes, and have discovered no issues that may be expected to have a significant adverse impact in the future.

I.       Competition

     The vacation rental and property management industry is highly competitive and has low barriers to entry. The industry has two distinct customer groups: vacation property renters and vacation property owners. We believe that the principal competitive factors in attracting vacation property renters are:

     -  market share and visibility;

     -  quality, cost and breadth of services and properties provided; and

     -  long-term customer relationships.

The principal competitive factors in attracting vacation property owners are the ability to generate higher rental income and to provide comprehensive management services at competitive prices. We compete for vacationers and property owners primarily with approximately 3,500 vacation rental and property management companies that typically operate in a limited geographic area. Some of our competitors are affiliated with the owners or operators of resorts in which such competitors provide their services. Certain of these smaller competitors may have lower overhead cost structures and may be able to provide their services at lower rates.

     We also compete for vacationers with large hotel and resort companies. Many of these competitors have greater financial resources than we have, enabling them to finance acquisition and development opportunities, to pay higher prices for the same opportunities or to develop and support their own operations. In addition, many of these companies can offer vacationers services not provided by vacation rental and property management companies, and they may have greater name recognition among vacationers. These companies might be willing to sacrifice profitability to capture a greater portion of the market for vacationers or pay higher prices than we would for the same acquisition opportunities. Consequently, we may encounter significant competition in our efforts to achieve our internal and acquisition growth objectives as well as our operating strategies focused on increasing the profitability of our existing and subsequent acquisitions.

J.       Employees

     As of December 31, 1999 we had approximately 3,900 total employees. We rely significantly on temporary employees to meet peak season demands. In the course of performing service and maintenance work, we also utilize the services of independent contractors. We believe our relationships with our employees and independent contractors are good.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     OUR DISCLOSURE AND ANALYSIS IN THIS REPORT AND IN OUR 1999 ANNUAL REPORT TO SHAREHOLDERS CONTAIN SOME FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS GIVE OUR CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. YOU CAN IDENTIFY THESE STATEMENTS BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. THEY USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "EXPECT," "PROJECT," "INTEND," "PLAN," "BELIEVE," AND OTHER WORDS AND TERMS OF SIMILAR MEANING IN CONNECTION WITH ANY DISCUSSION OF FUTURE OPERATING OR FINANCIAL PERFORMANCE. IN PARTICULAR, THESE INCLUDE STATEMENTS RELATING TO FUTURE ACTIONS, FUTURE PERFORMANCE OR RESULTS OF CURRENT AND ANTICIPATED SERVICES, SALES EFFORTS, EXPENSES, AND FINANCIAL RESULTS. FROM TIME TO TIME, WE ALSO MAY PROVIDE ORAL OR WRITTEN FORWARD-LOOKING STATEMENTS IN OTHER MATERIALS WE RELEASE TO THE PUBLIC.

      ANY OR ALL OF OUR FORWARD-LOOKING STATEMENTS IN THIS REPORT, IN THE 1999 ANNUAL REPORT AND IN ANY OTHER PUBLIC STATEMENTS WE MAKE MAY TURN OUT TO BE WRONG. THEY CAN BE AFFECTED BY INACCURATE ASSUMPTIONS WE MIGHT MAKE OR BY KNOWN OR UNKNOWN RISKS AND UNCERTAINTIES. MANY FACTORS MENTIONED IN THE DISCUSSION ABOVE WILL BE IMPORTANT IN DETERMINING FUTURE RESULTS. CONSEQUENTLY, NO FORWARD-LOOKING STATEMENT CAN BE GUARANTEED. ACTUAL FUTURE RESULTS MAY VARY MATERIALLY.

      WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. YOU ARE ADVISED, HOWEVER, TO CONSULT ANY FURTHER DISCLOSURES WE MAKE ON RELATED SUBJECTS IN OUR 10-Q, 8-K AND 10-K REPORTS TO THE SEC. ALSO NOTE THAT WE PROVIDE THE FOLLOWING CAUTIONARY DISCUSSION OF RISKS, UNCERTAINTIES AND POSSIBLY INACCURATE ASSUMPTIONS RELEVANT TO OUR BUSINESSES. THESE ARE FACTORS THAT WE THINK COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM EXPECTED AND HISTORICAL RESULTS. OTHER FACTORS BESIDES THOSE LISTED HERE COULD ALSO ADVERSELY AFFECT RESORTQUEST. THIS DISCUSSION IS PROVIDED AS PERMITTED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

OUR REPORTED FINANCIAL RESULTS MAY NOT BE INDICATIVE OF FUTURE PERFORMANCE BECAUSE THEY COVER A PERIOD DURING WHICH OUR OPERATING COMPANIES CONDUCTED BUSINESS AS INDEPENDENT ENTITIES.

     Prior to the time we completed our acquisition of our Operating Companies, each company operated as a separate, privately-held entity. For financial reporting, we currently rely on the existing reporting systems of each of these Operating Companies. The consolidated financial information covers periods when the Operating Companies and ResortQuest were not under common control or management. Consequently, they may not be indicative of our future financial or operating results.

WE MAY NOT BE ABLE TO INTEGRATE SUCCESSFULLY ANY FUTURE ACQUISITION.

     We cannot assure you that our management group will be able to continue to manage effectively the combined entity or implement effectively our operating and growth strategies. If we are unable to integrate successfully the existing Operating Companies and any future acquisitions, it would have a material adverse effect on our business and financial results.

     Our Operating Companies offer a variety of different services to property owners and vacationers, apply different sales and marketing techniques to attract new customers, use different fee structures and target different customer segments. In addition, almost all of our Operating Companies operate in different geographic markets with varying levels of competition, development plans and local market dynamics. These differences increase the risk inherent in successfully completing the integration of our Operating Companies.

WE MAY NOT BE ABLE TO COMPLETE SUCCESSFULLY OUR PLANNED EXPANSION.

     We intend to continue to expand the markets we serve and increase the number of properties we manage, in part, through selective strategic acquisitions of additional vacation rental and property management companies. We cannot assure you that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into our existing operations without substantial costs, delays or other operational or financial problems. It is possible that competition may increase for companies we might seek to acquire. In such event, there may be fewer acquisition opportunities available to us, as well as higher acquisition prices.

     Acquisitions also involve a number of special risks that could have a material adverse effect on our business and financial results. These risks include the following:

    -   failure of acquired companies to achieve expected financial results;

    -   diversion of management's attention;

    -   failure to retain key personnel;

    -   amortization of acquired intangible assets; and

    - increased potential for customer dissatisfaction or performance problems at a single acquired company to affect adversely our reputation and brand name.

     We may also seek international acquisitions that may be subject to additional risks associated with doing business in such countries. We continually review various strategic acquisition opportunities and have held discussions with a number of such acquisition candidates.

WE MAY NOT BE ABLE TO FINANCE FUTURE ACQUISITION.

     We seek to use shares of our common stock to finance a portion of the consideration for acquisitions. If our common stock does not maintain a sufficient market value, or the owners of businesses we may seek to acquire are otherwise unwilling to accept shares of common stock as part of the consideration for the sale of their businesses, we may be required to use more of our cash resources in order to implement our acquisition strategy. If we have insufficient cash resources, our ability to pursue acquisitions could be limited unless we are able to obtain additional funds through debt or equity financing. Our ability to obtain debt financing may be constrained by existing or future loan covenants, the satisfaction of which may be dependent upon our ability to raise additional equity capital through either offerings for cash or the issuance of stock as consideration for acquisitions. We cannot assure you that our cash resources will be sufficient, or that other financing will be available on terms we find acceptable. If we are unable to obtain sufficient financing, we may be unable to implement fully our acquisition strategy.

OUR BUSINESS MAY BE NEGATIVELY AFFECTED IF WE ARE UNABLE TO MANAGE OUR GROWTH EFFECTIVELY.

     We plan to continue to grow internally and through selective acquisitions. We will expend significant time and effort in expanding the existing Operating Companies and in identifying, completing and integrating selective acquisitions. We cannot assure you that our systems, procedures and controls will be adequate to support our operations as they expand. Any future growth also will impose significant added responsibilities on members of senior management, including the need to identify, recruit and integrate new managers and executives. We cannot assure you that we will be able to identify and retain such additional management. If we are unable to manage our growth efficiently and effectively, or we are unable to attract and retain additional qualified management, it could have a material adverse effect on our business and financial results.

OUR STOCK PRICE MAY BE ADVERSELY AFFECTED BY MARKET VOLATILITY.

     The following factors, among others, may cause the market price of our common stock to significantly increase or decrease:

    - our failure to meet financial research analysts' estimates of our earnings;

    - variations in our annual or quarterly financial results or the financial results of our competitors;

    - changes by financial research analysts in their estimates of our earnings;

    - conditions in the general economy, or the vacation and property rental management or leisure and travel industries in particular;

    -   unfavorable publicity about us or our industry; and

    - significant price and volume volatility in the stock market in general for reasons unrelated to us.

THE NUMBER OF SHARES AVAILABLE FOR SALE COULD CAUSE OUR STOCK PRICE TO DECLINE.

     The market price of our common stock could drop as a result of the sale of substantial amounts of our common stock in the public market, or the perception that such sales could occur. We had 18,715,447 shares of our common stock outstanding as of December 31,1999. The 6,670,000 shares of our common stock sold in our initial public offering are freely tradable unless held by our affiliates. Simultaneous with the closing of the acquisition of the 13 Founding Companies, the stockholders of the 13 Founding Companies received 6,119,656 shares, and our management and founders received 3,134,630 shares. These 9,254,286 shares have not been registered under the Securities Act of 1933, and, therefore, may not be sold unless registered under the Securities Act of 1933 or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144.

     We have issued 2,787,725 shares in connection with the 18 acquisitions that closed since the initial public offering. All of these shares were registered under the Securities Act and 837,329 of these shares are subject to certain contractual transfer restrictions expiring between January 5, 2000 and August 6, 2000.

OUR BUSINESS AND FINANCIAL RESULTS DEPEND UPON FACTORS THAT AFFECT THE VACATION RENTAL AND PROPERTY MANAGEMENT INDUSTRY.

     Our business and financial results are dependent upon various factors affecting the vacation rental and property management industry. Factors such as the following could have a negative impact on our business and financial results:

    - reduction in the demand for vacation properties, particularly for beach, island and mountain resort properties;

    -   adverse changes in travel and vacation patterns;

    -   adverse changes in the tax treatment of second homes;

    -   a downturn in the leisure and tourism industry;

    -   an interruption of airline service;

    -   increases in gasoline or airfare prices; and

    - adverse weather conditions or natural disasters, such as hurricanes, tidal waves or tornadoes.

OUR OPERATING RESULTS ARE HIGHLY SEASONAL.

     Our business is highly seasonal. The financial results of each of our Operating Companies have been subject to quarterly fluctuations caused primarily by the combination of seasonal variations and when revenue is recognized in the vacation rental and property management industry. Peak seasons for our Operating Companies depend upon whether the resort is primarily a summer or winter destination. During 1999, we derived approximately 24.7% of our revenues and 45.8% of our operating income in the first quarter and 32.9% of our revenues and 86.8% of our operating income in the third quarter. Although the seasonality of our financial results may be partially mitigated by the geographic diversity of the existing Operating Companies and any future acquisitions, we expect a significant seasonal factor with respect to our financial results to continue.

     Our quarterly financial results may also be subject to fluctuations as a result of the timing and cost of acquisitions, the timing of real estate sales, changes in relationships with travel providers, extreme weather conditions or other factors affecting leisure travel and the vacation rental and property management industry. Unexpected variations in our quarterly financial results could adversely affect the price of our common stock which in turn could adversely affect our proposed acquisition strategy.

OUR BUSINESS DEPENDS UPON THE EFFORTS OF THIRD PARTIES TO MAINTAIN RESORT FACILITIES AND TO MARKET OUR HAWAIIAN PROPERTIES.

     We manage properties that are generally located in destination resorts that depend upon third parties to maintain resort amenities such as golf courses and chair lifts. The failure of third parties to continue to maintain resort amenities could have a material adverse effect on the rental value of our properties and, consequently, on our business and financial results.

     We also depend on travel agents, package tour providers and wholesalers for a substantial portion of our revenues. During 1999, we derived approximately 21% of our revenues from sales made through travel intermediaries. Failure of travel intermediaries to continue to recommend or package our vacation properties could result in a material adverse effect on our business and financial results.

OUR BUSINESS COULD BE HARMED IF THE MARKET FOR LEISURE AND VACATION TRAVEL DOES NOT CONTINUE TO GROW.

     Although travel and tourism expenditures in the United States grew at a compounded annual rate of 6.1% between 1987 and 1997, there have been years in which spending has declined. We cannot assure you that we or the total market for vacation property rentals will continue to experience growth. Factors affecting our ability to continue to experience internal growth include our ability to:

    -   maintain existing relationships with property owners;

    -   expand the number of properties under management;

    -   increase rental rates and cross-sell among our Operating Companies; and

    -   sustain continued demand for our rental inventory.

OUR OPERATIONS ARE CONCENTRATED IN THREE GEOGRAPHIC AREAS.

     We manage properties that are significantly concentrated in beach and island resorts located in Florida and Hawaii and mountain resorts located in Colorado. The following table sets forth the December 31, 1999 consolidated revenues and percentage of total revenues derived from each region (dollars in thousands).


REGION                                                                         CONSOLIDATED % OF TOTAL
------                                                                           REVENUES    REVENUES
                                                                                 --------    --------
Florida ......................................................................   $ 42,581      33.3%
Hawaii .......................................................................     22,448      17.5
Colorado .....................................................................     15,929      12.5
Other1 .......................................................................     46,954      36.7
                                                                                 --------    -------
Total                                                                            $127,912     100.0%
                                                                                 ========    =======


(1) Includes revenues of First Resort Software.


     Adverse events or conditions which affect these areas in particular, such as economic recession, changes in regional travel patterns, extreme weather conditions or natural disasters, would have a more significant adverse effect on our operations, than if our operations were more geographically diverse.

OUR BUSINESS DEPENDS ON ATTRACTING AND RETAINING HIGHLY CAPABLE MANAGEMENT AND EMPLOYEES.

     Our business substantially depends on the efforts and relationships of David L. Levine, President and Chief Executive Officer, the other executive officers of ResortQuest and the senior management of our Operating Companies. Furthermore, we will likely be dependent on the senior management of any businesses acquired in the future. If any of these persons becomes unable or unwilling to continue in his or her role, or if we are unable to attract and retain other qualified employees, it could have a material adverse effect on our business and financial results. Although we have entered into employment agreements with each of our executive officers and the majority of the managers of our Operating Companies, we cannot assure you that any of these individuals will continue in his or her present capacity for any particular period of time.

POTENTIAL CHANGES IN REQUIRED ACCOUNTING METHODOLOGY COULD NEGATIVELY IMPACT OUR FUTURE REPORTED FINANCIAL RESULTS.

     In April 1999, the Financial Accounting Standards Board preliminarily agreed to eliminate the use of the pooling-of-interests method of accounting for business combinations. Additionally, the Financial Accounting Standards Board is considering substantially reducing the amortization period for goodwill. We expect that these changes in accounting treatment will apply to any acquisition closed after January 1, 2001. The Financial Accounting Standards Board issued an Exposure Draft in September of 1999, and expects a final standard to be issued in the fourth quarter of 2000 that will likely be effective January 1, 2001. Both of these positions, when issued, could have an adverse effect on our ability to make future acquisitions and could have a material negative effect on our future financial results, which in turn could have a material adverse effect on the market price of our common stock.

THE SUBSTANTIAL AMOUNT OF GOODWILL RESULTING FROM OUR ACQUISITIONS COULD ADVERSELY AFFECT OUR FINANCIAL AND OPERATING RESULTS.

     Approximately $175.2 million or 68.0% of our total assets at December 31, 1999 is net goodwill, which represents the excess of what we paid over the estimated fair market value of the net assets we acquired in business combinations accounted for as purchases. We amortize goodwill on a straight-line basis over a period of 40 years, except for First Resort Software, whose goodwill is being amortized over 15 years. The amount of goodwill amortized in a particular period constitutes a non-cash expense that reduces our net income.

     Amortization of goodwill resulting from substantially all of our past acquisitions, and additional goodwill recorded in certain future acquisitions, may not be deductible for tax purposes. In addition, we periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from operations and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, we would be required to write down the carrying value of the goodwill and incur a related charge to our income. A reduction in net income resulting from a write-down of goodwill would currently affect our financial results and could have a material adverse impact upon the market price of our common stock.

IF VACATION RENTAL PROPERTY OWNERS DO NOT RENEW A SIGNIFICANT NUMBER OF PROPERTY MANAGEMENT CONTRACTS OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

     We provide rental and property management services to property owners pursuant to management contracts which generally have one year terms. The majority of such contracts contain automatic renewal provisions but also allow property owners to terminate the contract at any time. If property owners do not renew a significant number of management contracts or we are unable to attract additional property owners, it would have a material adverse effect on our business and financial results. In addition, although most of our contracts are exclusive, industry standards in certain geographic markets dictate that rental services be provided on a non-exclusive basis. Less than 1% of our revenues for 1999 were derived from rental services provided on a non-exclusive basis. We are unable to determine the percentage of the national rental services market that is provided on a non-exclusive basis.

IF HOMEOWNERS' ASSOCIATIONS TERMINATE MANAGEMENT AGREEMENTS, WE COULD LOSE SOME OF OUR COMPETITIVE ADVANTAGE IN THESE MARKETS.

     We currently provide management services at numerous condominium developments pursuant to contracts with the homeowners' associations. We frequently provide rental management services for a significant percentage of the condominiums within these developments. Providing management services for homeowners' associations frequently leads the associations to request that we manage and control the front desk operations, laundry facilities and other related services of the condominium developments. Controlling these services often gives us a competitive advantage over other vacation rental and property management companies in retaining the condominiums we currently manage and in attracting new property owners.

     We cannot assure you that a homeowners' association will not terminate its management agreement with us. If a homeowners' association terminates a management agreement, we could lose control or management of the front desk and related services in that condominium development, thereby eliminating our competitive advantage in that development. If a number of terminations occur, it could have a material adverse effect on our business and financial results.

COMPETITION COULD RENDER OUR SERVICES UNCOMPETITIVE.

     The vacation rental and property management industry is highly competitive and has low barriers to entry. The industry has two distinct customer groups: vacation property renters and vacation property owners. We compete for vacationers and property owners primarily with local vacation rental and property management companies located in our markets. Some of these competitors are affiliated with the owners or operators of resorts where these competitors provide their services. Certain of these competitors may have lower cost structures and may provide their services at lower rates.

     We also compete for vacationers with large hotel and resort companies. Many of these competitors are large companies that have greater financial resources than we do, enabling them to finance acquisition and development opportunities, pay higher prices for the same opportunities or develop and support their own operations. In addition, many of these companies can offer vacationers services not provided by vacation rental and property management companies, and they may have greater name recognition among vacationers. If such companies chose to compete in the vacation rental and property management industry, they would constitute formidable competition for our business. Such competition could cause us to lose management contracts, increase expenses or reduce management fees which could have a material adverse effect on our business and financial results.

EXISTING MANAGEMENT, DIRECTORS AND THEIR AFFILIATES OWN ENOUGH SHARES TO EXERCISE SUBSTANTIAL INFLUENCE OVER MATTERS REQUIRING A VOTE OF STOCKHOLDERS.

     Management, directors and affiliated entities, as of January 1, 2000, owned shares of common stock representing approximately 25.0% of the total voting power of the common stock. They would own approximately 26.2% of the voting power of the common stock if all shares of voting-restricted common stock, which are entitled to one-half vote per share, were converted into unrestricted common stock. These persons, if acting together, will likely be able to exercise substantial influence over the election of the directors and the disposition of any matter submitted to a vote of stockholders.

ANY ADVERSE CHANGE IN THE REAL ESTATE MARKET COULD ADVERSELY AFFECT OUR FINANCIAL AND OPERATING RESULTS.

     We derived approximately 10.4% of our consolidated revenues for 1999 from net real estate brokerage commissions. Any factors which adversely affect real estate sales, such as a downturn in general economic conditions or changes in interest rates, the tax treatment of second homes or property values, could have a material adverse effect on our business and financial results.

WE ARE SUBJECT TO GOVERNMENTAL REGULATION OF THE VACATION RENTAL AND PROPERTY MANAGEMENT INDUSTRY.

     Our operations are subject to various federal, state, local and foreign laws and regulations, including licensing requirements applicable to real estate operations and the sale of alcoholic beverages, laws and regulations relating to consumer protection and local ordinances. Many states have adopted specific laws and regulations which regulate our activities, such as:

    -   anti-fraud laws;

    -   real estate and travel services provider license requirements;

    -   environmental laws;

    -   telemarketing laws;

    -   labor laws; and

    -   the Fair Housing Act.

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

TRANSACTIONS BETWEEN OUR OPERATING COMPANIES AND THEIR AFFILIATES MAY RESULT IN CONFLICTS OF INTEREST.

     Several lease agreements, management contracts and other agreements with stockholders of our Operating Companies and entities controlled by them continued after the closing of the acquisitions of our Operating Companies. We have also entered into certain similar agreements that became effective upon such acquisitions. In addition, we may enter into similar agreements in the future. Other than a loan agreement with the former principal stockholder of Aston Hotels & Resorts, a Founding Company, we believe existing agreements with related persons are, and that all future agreements will be, on terms no less favorable to us than we could obtain from unrelated third parties. Conflicts of interests may arise between us and these related persons.

     At December 31, 1999, the former principal stockholder of Aston owed us approximately $4.9 million, either directly or through entities controlled by him, including properties managed by Aston. The full amount is fully collateralized by certain real estate owned by the former principal stockholder.

DELAWARE LAW, OUR CHARTER DOCUMENTS AND STOCKHOLDER RIGHTS PLAN CONTAIN PROVISIONS THAT MAY HAVE AN ANTI-TAKEOVER EFFECT.

     We are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits us from engaging in a broad range of business combinations with an interested stockholder for a period of three years after such a person first becomes an interested stockholder. Interested stockholders include our affiliates, associates and anyone who owns 15% or more of our outstanding voting stock. The provisions of Section 203 could delay or prevent a change of control of ResortQuest.

     Provisions of our certificate of incorporation could make it more difficult for a third party to acquire control of ResortQuest, even if such change in control would be beneficial to stockholders. The directors are allowed to issue preferred stock without stockholder approval. Such issuances could make it more difficult for a third party to acquire ResortQuest. Our bylaws contain provisions that may have an anti-takeover effect, such as the requirement that we must receive notice of nomination of directors not less than 60 nor more than 90 days prior to the date of the annual meeting.

       On February 25, 1999, our board of directors adopted a stockholder rights plan designed to protect our stockholders in the event of takeover action that would deny them the full value of their investment. Under this plan, a dividend distribution of one right for each share of common stock was declared to holders of record at the close of business on March 15, 1999. The rights will also attach to common stock issued after March 15, 1999. The rights will become exercisable only in the event, with certain exceptions, an acquiring party accumulates 15% or more of our voting stock, or if a party announces an offer to acquire 15% or more of our voting stock. The rights will expire on March 15, 2009. Each right will entitle the holder to buy one one-hundredth of a share of a new series of preferred stock at a price of $87.00. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either our stock or shares in an "acquiring entity" at half of market value. We generally will be entitled to redeem the rights at $0.01 per right at any time until the date on which a 15% position in our voting stock is acquired by any person or group.

     The rights plan is designed to prevent the use of coercive and/or abusive takeover techniques and to encourage any potential acquiror to negotiate directly with our board of directors for the benefit of all stockholders. In addition, the rights plan is intended to provide increased assurance that a potential acquiror would pay an appropriate control premium in connection with any acquisition of ResortQuest. Nevertheless, the rights plan could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change of control.

ITEM 2.  PROPERTIES

         ResortQuest has 151 properties located in 40 cities in 17 states and provinces in the United States and Canada. These properties consist principally of offices and maintenance, laundry and storage facilities. We own 22 of these facilities and lease the remaining 129 properties. ResortQuest considers all of its owned and leased properties to be suitable and adequate for the conduct of its business.

ITEM 3.  LEGAL PROCEEDINGS

         ResortQuest is involved in various legal actions arising in the ordinary course of its business. ResortQuest does not believe that any of these actions will have a material adverse effect on its business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                        EXECUTIVE OFFICERS OF RESORTQUEST

         As of March 21, 2000, the following executive officers of ResortQuest hold the offices indicated until their successors are chosen and qualified after the next annual meeting of shareholders:

David C. Sullivan...................60      Chairman
David L. Levine.....................52      President and Chief Executive Officer
James S. Olin.......................41      Chief Operating Officer
J. Mitchell Collins.................31      Senior Vice President and Chief Financial Officer
Frederick L. Farmer.................50      Senior Vice President and Chief Information Officer
Paul N. Manteris....................50      Senior Vice President, Homeowner Relations/Operations Support
W. Michael Murphy...................53      Senior Vice President and Chief Development Officer


         DAVID C. SULLIVAN became the Chairman of ResortQuest in December 1999. From May 1998 to December 1999, he was the Chairman and Chief Executive Officer of ResortQuest. From April 1995 to December 1997, Mr. Sullivan was the Executive Vice President and Chief Operating Officer, and a director, of Promus Hotel Corporation, a publicly traded hotel franchiser, manager and owner of hotels whose brands include Hampton Inn, Homewood Suites and Embassy Suites. From 1993 to 1995, Mr. Sullivan was the Executive Vice President and Chief Operation Officer of the Hotel Division of The Promus Companies Incorporated ("PCI"). He was the Senior Vice President of Development and Operations of the Hampton Inn/Homewood Suites Hotel Division of PCI from 1991 to 1993. From 1990 to 1991, Mr. Sullivan was the Vice President of Development of the Hampton Inn Hotel Division of PCI. Mr. Sullivan will retire as Chairman effective on May 11, 2000.

         DAVID L. LEVINE became the President and Chief Executive Officer of ResortQuest in December 1999. From May 1998 to December 1999, he was the President and Chief Operations Officer of ResortQuest. Mr. Levine was President and Chief Operating Officer of Equity Inns, Inc., a real estate investment trust that specializes in hotel acquisitions, from June 1994 to April 1998. Mr. Levine was also President and Chief Operations Officer of Trust Management Inc., which operated Equity Inns properties, from June 1994 until November 1996. Prior to that, he was President of North American Hospitality, Inc., a hotel management and consulting company, which he formed in 1985. Mr. Levine has been elected by the Board of Directors to succeed Mr. Sullivan as Chairman effective on May 11, 2000.

         JAMES S. OLIN became the Chief Operations Officer of ResortQuest in January 2000. He was the President of Abbott Resorts, our largest Operating Company, from 1992 to January 2000. ResortQuest acquired Abbott Resorts in September 1998. From February 1999 to January 2000, he also served as Vice President for ResortQuest's Gulf Coast Region, covering 14 resort areas in Florida and along the Gulf Coast. Prior to joining Abbott Resorts, Mr. Olin was the Executive Director of the Destin, Florida, Chamber of Commerce from 1989 to 1992.

         J. MITCHELL COLLINS became Senior Vice President and Chief Financial Officer of ResortQuest in March 2000. Mr. Collins was employed with Arthur Andersen LLP from July 1990 to February 2000 where he was a Senior Manager and head of real estate and hospitality services for Andersen's Mid-South practice. He also served on Andersen's global real estate and hospitality services team.

         FREDERICK L. FARMER became Senior Vice President and Chief Information Officer of ResortQuest in May 1998. Mr. Farmer was Senior Vice President for Internet and Desktop Services of Marriott International from November 1996 to April 1998. He also served as Vice President of Data Resources & Services for Marriott International from March 1992 to November 1996.

         PAUL N. MANTERIS became Senior Vice President, Homeowner Relations/Operations Support in January 2000. From September 1988 to January 2000, he was Vice President of Operations for ResortQuest. From November 1997 to September 1998, Mr. Manteris opened and operated a bagel franchise on the island of Maui, Hawaii. He was Manager of Training and Special Projects for Premier Resorts Inc., a hospitality management company operating primarily in the West and Hawaii, from 1993 to 1997. From 1989 to 1993 Mr. Manteris was employed with Village Resorts, Inc, a property management company, as general manager of various resorts including, Radisson Picacho Plaza, Santa Fe, N.M., Wildwood Lodge, Snowmass Village, Co., The Aspen County Inn, Aspen, Co. and Lakeland Village Beach & Ski Resort, S. Lake Tahoe, CA.

         W. MICHAEL MURPHY became the Senior Vice President and Chief Development Officer of ResortQuest in May 1998. Mr. Murphy was President of Footprints International, a company involved in the planning of resort properties in the Bahamas, from 1996 to 1997. From 1994 to 1996, he was a Senior Managing Director of Geller & Co., a Chicago-based hotel advisory and asset management firm. Prior to joining Geller & Co. he acted as a hotel consultant from 1992 to

1994. Mr. Murphy was a founding partner of the hotel investment firm of Moeckel Murphy (1990-1992) and a founding general partner of Metric Partners (1981-1990), a real estate investment company that was a joint venture between the partners of The Fox Group and Metropolitan Life Insurance Company. Prior to that time, he was the Director of Real Estate for Holiday Inns, Inc. from 1973 to 1981.

                                     PART II

ITEM 5.  MARKET FOR RESORTQUEST'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal market for our Common Stock is the New York Stock Exchange. Information required by this item concerning quarterly sales price data is incorporated by reference from the table STOCK PRICE on page 39 of the 1999 Annual Report to Shareholders.

     The following is certain information concerning all sales of securities by ResortQuest during the year ended December 31, 1999 that were not registered under the Securities Act of 1933:

         In June of 1999, ResortQuest issued a total of $50 million of Senior Secured Notes due June 16, 2004. The offer and sale of these notes was exempt from registration under the Securities Act in reliance on
         Section 4(2) thereof because, among other things, the offers and sales were made to a small number of sophisticated institutional investors who had access to information about ResortQuest and were able to bear the economic risk of loss of their investment.

ITEM 6.  SELECTED FINANCIAL DATA

     Financial information required by this item is incorporated by reference from the SELECTED FINANCIAL DATA on page 39 of the 1999 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is incorporated by reference from the MANAGEMENT'S DISCUSSION AND ANALYSIS on pages 13 through 20 of the 1999 Annual Report to Shareholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     ResortQuest is exposed to market risk, primarily through changes in interest rates impacting borrowing rates on our debt. For a more detailed discussion of the interest rates on our long-term borrowings, see
"NOTE 7-LONG-TERM DEBT" on page 32 of the 1999 Annual Report, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is incorporated by reference from the REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS found on page 38, from the consolidated financial statements and supplementary data on pages 23 through 37 of the 1999 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF RESORTQUEST

     Information about Directors of ResortQuest is incorporated by reference from the discussion under Item 1 of our Proxy Statement for the 2000 Annual Meeting of Shareholders. The balance of the response to this item is contained in the discussion entitled EXECUTIVE OFFICERS OF RESORTQUEST in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information about executive compensation is incorporated by reference from the discussion under the heading COMPENSATION OF EXECUTIVE OFFICERS in our Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS in our Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information about certain relationships and transactions with related parties is incorporated herein by reference from the discussion under the heading CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS under Item 1 of our Proxy Statement for the 2000 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14(a)(1) FINANCIAL STATEMENTS

     RESORTQUEST INTERNATIONAL, INC. The following consolidated financial statements, related notes and report of independent public accountants, from the 1999 Annual Report to Shareholders, are incorporated by reference into Item 8 of
Part II of this report.


                                                                                        PAGES(S) IN THE 1999 ANNUAL
                                                                                             REPORT TO SHAREHOLDERS
                                                                                        ---------------------------
Consolidated Balance Sheets.............................................................................23
Consolidated Statements of Income.......................................................................24
Consolidated Statements of Changes in Stockholders' Equity..............................................25
Consolidated Statements of Cash Flows...................................................................26
Notes to Consolidated Financial Statements..............................................................27
Report of Independent Public Accountants................................................................38
Quarterly Results of Operations.........................................................................39
Selected Financial Data.................................................................................39


14(a)(2) FINANCIAL STATEMENT SCHEDULES

     Schedules are omitted because they are not required or the information is given elsewhere in the financial statements. The financial statements of unconsolidated subsidiaries are omitted because they are not applicable.

14(a)(3) EXHIBITS

     THESE EXHIBITS ARE AVAILABLE UPON REQUEST AT A CHARGE OF TEN CENTS PER PAGE. REQUESTS SHOULD BE DIRECTED TO SECRETARY, RESORTQUEST INTERNATIONAL, INC., 530 OAK COURT DRIVE, SUITE 360, MEMPHIS, TN 38117

2.1 - Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., HCP Acquisition Corp., and Hotel Corporation of the Pacific, Inc. and Andre S. Tatibouet (PREVIOUSLY FILED ON MARCH 12, 1998 AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

2.2 - Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., B&B Acquisition Corp., Brindley Acquisition Corp., B&B On The Beach, Inc., Brindley and Brindley Realty and Development, Inc., Douglas R. Brindley and Betty Shotton Brindley (PREVIOUSLY FILED ON MARCH 12, 1998 AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

2.3 - Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Coastal Realty Acquisition LLC, Coastal Management Acquisition Corp. and Coastal Resorts Realty LLC, Coastal Resorts Management, Inc., Joshua M. Freeman,
        T. Michael McNally and CMF Coastal Resorts, L.L.C. (PREVIOUSLY FILED ON MARCH 12, 1998 AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

2.4 - Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc. and Collection of Fine Properties, Inc., Ten Mile Holdings, Ltd., Luis Alonso, Domingo R. Moreira, Brenda M. Lopez Ibanez and Ana Maria Moreira (PREVIOUSLY FILED ON MARCH 12, 1998 AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

2.5 - Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc. and Houston and O'Leary Company and Heidi O'Leary Houston (PREVIOUSLY FILED ON MARCH 12, 1998 AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

2.6 - Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Jupiter Acquisition Corp. and Jupiter Property Management at Park City, Inc. and Jon R. Brinton (PREVIOUSLY FILED ON MARCH 12, 1998 AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

2.7 - Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Maui Acquisition Corp. and Maui Condominium and Home Realty, Inc., Daniel C. Blair and Paul T. Dobson (PREVIOUSLY FILED ON MARCH 12, 1998 AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

2.8 - Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Maury Acquisition Corp. and The Maury People, Inc. and Sharon Benson Doucette (PREVIOUSLY FILED ON MARCH 12, 1998 AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

2.9 - Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Priscilla Acquisition Corp., Realty Consultants Acquisition Corp., Realty Consultants, Inc., and Howey Acquisition, Inc., Charles O. Howey and Dolores C. Howey (PREVIOUSLY FILED ON MARCH 12, 1998 AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

2.10 - Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., RPM Acquisition Corp. and Resort Property Management, Inc., Daniel L. Meehan, Kimberlie C. Meehan and Nancy Hess (PREVIOUSLY FILED ON MARCH 12, 1998 AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

2.11 - Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Telluride Acquisition Corp., and Telluride Resort Accommodations, Inc. and Steven A. Schein, Michael E. Gardner, Park Brady, Daniel Shaw, Carolyn S. Shaw, Virginia
        C. Gordon, Joyce Allred, Ronald D. Allred, A.J. Wells, Forrest Faulconer, Thomas McNamara, Donald J. Peterson, Nancy McNamara, Charles
        E. Cobb, Jr., Sue M. Cobb, Stephen A. Martori, Anthony F. Martori, Arthur John Martori and Alan Mishkin (PREVIOUSLY FILED ON MARCH 12, 1998 AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

2.12 - Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Trupp Acquisition Corp., Management Acquisition Corp. and Trupp-Hodnett Enterprises, Inc., THE Management Company, Hans F. Trupp, Roy K. Hodnett, Pat Hodnett Cooper and Austin Trupp (PREVIOUSLY FILED ON MARCH 12, 1998 AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

2.13 - Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Whistler Holding Corp. and Whistler Chalets Ltd. and J. Patrick McCurdy (PREVIOUSLY FILED ON MARCH 12, 1998 AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

2.14 - Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., FRS Acquisition Corp., First Resort Software, Inc., Thomas A. Leddy, Evan H. Gull and Daniel Patrick Curry (PREVIOUSLY FILED ON MARCH 12, 1998 AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

2.15 - Stock Purchase Agreement dated September 11, 1998 by and among ResortQuest International, Inc., Abbott Realty Services, Inc., Tops'L Sales Group, Inc., William W. Abbott, Jr., Stephen J. Abbott, James R. Steiner, Charles H. Van Driver, Sue C. Van Driver and Angus G. Andrews, (PREVIOUSLY FILED ON OCTOBER 16, 1998 AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-56703) AND INCORPORATED HEREIN BY REFERENCE).

3.1 - Certificate of Incorporation, as amended (PREVIOUSLY FILED ON MARCH 12, 1998 AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

3.2 - Bylaws of the Company, Amended as of February 10, 1999 (PREVIOUSLY FILED ON MARCH 30, 1999 AS AN EXHIBIT TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 1999 (FILE NO. 001-14115) AND INCORPORATED HEREIN BY REFERENCE).

3.3 - Certificate of Amendment of Certificate of Incorporation of Company, dated April 23, 1998 (changing the name of the Company from Vacation Properties International, Inc. to ResortQuest International, Inc.) (PREVIOUSLY FILED ON APRIL 27, 1998 AS AN EXHIBIT TO AMENDMENT NO. 1 TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

3.4 - Certificate of Amendment of Certificate of Incorporation of the Company, dated May 11, 1998 (PREVIOUSLY FILED ON MAY 12, 1998 AS AN EXHIBIT TO AMENDMENT NO. 3 TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

4.1 -   Specimen Common Stock Certificate (PREVIOUSLY FILED ON APRIL 27, 1998
        AS AN EXHIBIT TO AMENDMENT NO. 1 TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

4.2 - Form of Registration Rights Agreements between the Company and each of Alpine Consolidated II, LLC, Capstone Partners, LLC, John Przywara, David Marshall, Douglas W. Comfort, Robert G. Falcone, Wayne Heller, Dwain Wall, Stephen J. Garchik, John Shaw, David Sullivan, Jeffery M. Jarvis, Frederick L. Farmer, W. Michael Murphy, Jules S. Sowder, John K. Lines, Brian S. Sullivan, John D. Sullivan, the Sullivan Grandchildren's Trust, the David L. Levine Irrevocable Children's Trust Under Agreement dated April 27, 1998 f/b/o Whitney Monica Levine, the David L. Levine Irrevocable Children's Trust Under Agreement dated April 27, 1998 f/b/o Ross Michael Levine, the David L. Levine Irrevocable Children's Trust Under Agreement dated April 27, 1998 f/b/o Keith Phillip Levine and the David L. Levine Revocable Trust Under Agreement dated April 27, 1998 (PREVIOUSLY FILED ON MAY 26, 1998 AN EXHIBIT TO THE COMPANY'S CURRENT REPORT ON FORM 8-K (FILE NO. 001-14115) AND INCORPORATED HEREIN BY REFERENCE).

4.3 Rights Agreement, dated as of February 25, 1999 between ResortQuest International, Inc. and American Stock Transfer & Trust Company, as Rights Agent (PREVIOUSLY FILED ON MARCH 30, 1999 AS AN EXHIBIT TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 1999 (FILE NO. 001-14115) AND INCORPORATED HEREIN BY REFERENCE).

4.4 - Summary of Plan Description for the ResortQuest Savings and Retirement Plan (PREVIOUSLY FILED AS EXHIBIT 4.1 TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-8 FILED ON MAY 21, 1999).

10.1 - Form of 1998 Long-Term Incentive Plan of the Company (PREVIOUSLY FILED ON MARCH 12, 1998 AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

10.2 -  Form of Employment Agreement between the Company and David C.
        Sullivan (PREVIOUSLY FILED ON APRIL 27, 1998 AS AN EXHIBIT TO AMENDMENT NO. 1 TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

10.3 - Form of Employment Agreement between the Company and Jeffery M. Jarvis (PREVIOUSLY FILED ON APRIL 27, 1998 AS AN EXHIBIT TO AMENDMENT NO. 1 TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

10.4 - Form of Employment Agreement between the Company and W. Michael Murphy (PREVIOUSLY FILED ON APRIL 27, 1998 AS AN EXHIBIT TO AMENDMENT NO. 1 TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

10.5 - Form of Employment Agreement between the Company and Jules S. Sowder (PREVIOUSLY FILED ON APRIL 27, 1998 AS AN EXHIBIT TO AMENDMENT NO. 1 TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

10.6 - Form of Employment Agreement between the Company and David L. Levine (PREVIOUSLY FILED ON APRIL 27, 1998 AS AN EXHIBIT TO AMENDMENT NO. 1 TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

10.7 - Form of Employment Agreement between the Company and John K. Lines (PREVIOUSLY FILED ON APRIL 27, 1998 AS AN EXHIBIT TO AMENDMENT NO. 1 TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

10.8 - Form of Employment Agreement between the Company and Frederick L. Farmer (PREVIOUSLY FILED ON APRIL 27, 1998 AS AN EXHIBIT TO AMENDMENT NO. 1 TO THE

        COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

10.9 - Form of Employment Agreement between the Company and Luis Alonso (PREVIOUSLY FILED ON APRIL 27, 1998 AS AN EXHIBIT TO AMENDMENT NO. 1 TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

10.10 - Form of Employment Agreement between the Company and Douglas R. Brindley (PREVIOUSLY FILED ON MARCH 12, 1998 AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

10.11 - Form of Employment Agreement between the Company and Paul T. Dobson (PREVIOUSLY FILED ON MARCH 12, 1998 AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

10.12 - Form of Employment Agreement between the Company and Sharon Benson Doucette (PREVIOUSLY FILED ON MARCH 12, 1998 AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

10.13 - Form of Employment Agreement between the Company and Evan H. Gull (PREVIOUSLY FILED ON MARCH 12, 1998 AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

10.14 - Form of Employment Agreement between the Company and Heidi O'Leary Houston (PREVIOUSLY FILED ON MARCH 12, 1998 AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

10.15 - Form of Employment Agreement between the Company and Daniel L.
        Meehan (PREVIOUSLY FILED ON MARCH 12, 1998 AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

10.16 - Form of Management Services Agreement between the Company and J.
        Patrick McCurdy (PREVIOUSLY FILED ON MARCH 12, 1998 AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

10.17 - Form of Employment Agreement between the Company and Andre S. Tatibouet (PREVIOUSLY FILED ON MARCH 12, 1998 AS AN EXHIBIT TO THE COMPANY'S REGISTRATION

        STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

10.18 - Form of Employment Agreement between the Company and Hans F. Trupp (PREVIOUSLY FILED ON MARCH 12, 1998 AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

10.19 - Form of Officer and Director Indemnification Agreement (PREVIOUSLY FILED ON APRIL 27, 1998 AS AN EXHIBIT TO AMENDMENT NO. 1 TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

10.20 - Form of Consulting Agreement between the Company and Park Brady (PREVIOUSLY FILED ON APRIL 27, 1998 AS AN EXHIBIT TO AMENDMENT NO. 1 TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

10.21 - Promissory Note (PREVIOUSLY FILED ON MARCH 12, 1998 AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-47867) AND INCORPORATED HEREIN BY REFERENCE).

10.22 - Credit Agreement dated as of May 26, 1998, in the amount of $30 million, among ResortQuest International, Inc. as Borrower and the Financial Institutions named thereon and NationsBank, N.A. as agent for the Financial Institutions (PREVIOUSLY FILED ON JUNE 12, 1998 AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-56703) AND INCORPORATED HEREIN BY REFERENCE).

10.23 - First Amendment to Credit Agreement, dated September 30, 1998 (PREVIOUSLY FILED ON NOVEMBER 16, 1998 AS EXHIBIT 10.1 TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1998 (FILE NO. 001-14115) AND INCORPORATED HEREIN BY REFERENCE).

10.24 - Promissory Note, dated September 30, 1998, in the amount of $5.0 million, between ResortQuest International, Inc. and NationsBank, N.A. (PREVIOUSLY FILED ON NOVEMBER 16, 1998 AS EXHIBIT 10.2 TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1998 (FILE NO. 001-14115) AND INCORPORATED HEREIN BY REFERENCE).

10.25   Consulting Agreement dated September 10, 1998 by and among Abbott
        Realty Services, Inc. and William W. Abbott, Jr. (PREVIOUSLY FILED ON MARCH 30, 1999 AS AN EXHIBIT TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 1999 (FILE NO. 001-14115) AND INCORPORATED HEREIN BY REFERENCE).

10.26 - Form of Officer and Director Indemnification Agreement, as amended (PREVIOUSLY FILED ON MARCH 30, 1999 AS AN EXHIBIT TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 1999 (FILE NO. 001-14115) AND INCORPORATED HEREIN BY REFERENCE).

10.27 - Second Amendment to Credit Agreement, dated December 7, 1998 (PREVIOUSLY FILED ON MARCH 30, 1999 AS AN EXHIBIT TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 1999 (FILE NO. 001-14115) AND INCORPORATED HEREIN BY REFERENCE).

10.28 - Form of Section 401(k) Profit Sharing Plan Adoption Agreement (PREVIOUSLY FILED ON MARCH 30, 1999 AS AN EXHIBIT TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 1999 (FILE NO. 001-14115) AND INCORPORATED HEREIN BY REFERENCE).

10.29 - Third Amendment to Credit Agreement, dated as of April 16, 1999 (PREVIOUSLY FILED ON MAY 28, 1999 AS EXHIBIT 10.29 TO THE COMPANY'S POST-EFFECTIVE AMENDMENT (FILE NO. 333-56703) AND INCORPORATED HEREIN BY REFERENCE).

10.30 - Fourth Amendment to Credit Agreement, dated as of June 1,
        1999(PREVIOUSLY FILED ON JULY 16, 1999 AS EXHIBIT 10.30 TO THE COMPANY'S FORM S-4 REGISTRATION STATEMENT (FILE NO. 333-83059) AND INCORPORATED HEREIN BY REFERENCE).

10.31 - Note Purchase and Guarantee Agreement, dated as of June 1, 1999(PREVIOUSLY FILED ON JULY 16, 1999 AS EXHIBIT 10.31 TO THE COMPANY'S FORM S-4 REGISTRATION STATEMENT (FILE NO. 333-83059) AND INCORPORATED HEREIN BY REFERENCE).

10.32 - Intercreditor and Collateral Agency Agreement dated as of June 1, 1999(PREVIOUSLY FILED ON JULY 16, 1999 AS EXHIBIT 10.32 TO THE COMPANY'S FORM S-4 REGISTRATION STATEMENT (FILE NO. 333-83059) AND INCORPORATED HEREIN BY REFERENCE).

10.33 - Amended and Restated 1998 Long-Term Incentive Plan of the Company (PREVIOUSLY FILED ON APRIL 6, 1999 AS AN EXHIBIT TO THE COMPANY'S PROXY STATEMENT (FILE NO. 001-14115) AND INCORPORATED HEREIN BY REFERENCE).

10.34 - Fifth Amendment to Credit Agreement, dated as of December 31, 1999.

10.35 - Employment Agreement between the Company and J. Mitchell Collins dated as of March 13, 2000.

10.36 - Employment Agreement between the Company and Paul Manteris dated as of January 3, 2000.

10.37 - Employment Agreement between the Company and James Olin dated as of January 4, 2000.

10.38 - Form of First Amendment to Employment Agreement between the Company and each of David C. Sullivan, David L. Levine, Frederick L. Farmer and
        W. Michael Murphy, dated as of July 29, 1999.

10.39 - Second Amendment to Employment Agreement between the Company and David L. Sullivan, dated as of December 15, 1999.

10.40 - Second Amendment to Employment Agreement between the Company and David L. Levine, dated as of December 15, 1999.

13    - The 1999 Annual Report to Shareholders, which, except for those portions expressly incorporated herein by reference, is furnished solely for the information of the Commission and is not to be deemed "filed."

21    - Subsidiaries of the Company.

23    - Consent of Arthur Andersen LLP.

27    - Financial Data Schedule for the Period Ended December 31, 1999.

14(b) REPORTS ON FORM 8-K

         The Company did not file a report on Form 8-K during the last quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RESORTQUEST INTERNATIONAL, INC.

                                        By:    /s/ David L. Levine
                                           ------------------------------------
                                           David L. Levine, President and
                                           Chief Executive Officer

Dated: March 29, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      SIGNATURE                                 TITLE                                DATE
      ---------                                 -----                                ----
/s/ David C. Sullivan                    Chairman of the Board                  March 29, 2000
-------------------------------
(David C. Sullivan)

/s/ David L. Levine                      President and Chief Executive          March 29, 2000
-------------------------------          Officer, Director (Principal
(David L. Levine)                        Executive Officer)

/s/ J. Mitchell Collins                  Senior Vice President and              March 29, 2000
-------------------------------          Chief Financial Officer
(J. Mitchell Collins)                    (Principal Financial and
                                         Accounting Officer)


/s/ William W. Abbott, Jr.               Director                               March 29, 2000
-------------------------------
(William W. Abbott, Jr.)

/s/ Elan J. Blutinger                    Director                               March 29, 2000
-------------------------------
(Elan J. Blutinger)

/s/ D. Fraser Bullock                    Director                               March 29, 2000
-------------------------------
(D. Fraser Bullock)



      SIGNATURE                                 TITLE                                DATE
      ---------                                 -----                                ----

/s/ Joshua M. Freeman                    Director                               March 29, 2000
-------------------------------
(Joshua M. Freeman)

/s/ Heidi Houston                        Director                               March 29, 2000
-------------------------------
(Heidi Houston)

/s/ Michael D. Rose                      Director                               March 29, 2000
-------------------------------
(Michael D. Rose)

/s/ Andre S. Tatibouet                   Director                               March 29, 2000
-------------------------------
(Andre S. Tatibouet)

/s/ Joseph V. Vittoria                   Director                               March 29, 2000
-------------------------------
(Joseph V. Vittoria)

/s/ Theodore L. Weise                    Director                               March 29, 2000
-------------------------------
(Theodore L. Weise)
