Form 10-Q
period 2000-03-31
RESORTQUEST INTERNATIONAL INC
filed 2000-05-15
CIK 1057507

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of March 31, 2000.

Common Stock . . . . . . . . . . . . . . 18,930,085 shares

PART I - FINANCIAL INFORMATION
-------------------------------
Company or group of companies for which report is filed:
                  RESORTQUEST INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1. FINANCIAL STATEMENTS
--------------------------------
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share amounts)


(Unaudited)                                                      December 31,      March 31,
                                                                        1999           2000
                                                                 ------------      ---------
ASSETS
Current assets
  Cash and cash equivalents                                         $ 40,239       $ 33,294
  Trade and other receivables, net                                     4,394          5,546
  Receivables from stockholders                                        1,956          2,037
  Deferred income taxes                                                1,237          1,237
  Other current assets                                                 5,720          3,614
                                                                    --------       --------
    Total current assets                                              53,546         45,728
Goodwill, net                                                        175,167        178,012
Property and equipment, net                                           20,885         21,494
Note receivables from stockholder                                      4,470          4,470
Other assets                                                           3,607          2,946
                                                                    --------       --------
        Total assets                                                $257,675       $252,650
                                                                    ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Current maturities of long-term debt                              $    832       $    484
  Customer deposits, deferred revenue and payable
    to property owners                                                43,392         47,989
  Accounts payable and accrued liabilities                            15,149         14,168
  Payables to stockholders                                               197            150
  Other current liabilities                                            1,271          2,352
                                                                    --------       --------
    Total current liabilities                                         60,841         65,143
Long-term debt, net of current maturities                             68,090         53,736
Deferred income taxes                                                    734            734
Other long-term obligations                                            2,187          3,402
                                                                    --------       --------
        Total liabilities                                            131,852        123,015
                                                                    --------       --------
Stockholders' equity

  Common stock, $0.01 par value, 50,000,000 shares authorized,

    18,715,447 and 18,930,085 shares outstanding, respectively           187            189
  Additional paid-in capital                                         150,974        151,937
  Accumulated other comprehensive income                                 (33)           (37)
  Excess distributions                                               (29,500)       (29,500)
  Retained earnings                                                    4,195          7,046
                                                                    --------       --------
    Total stockholders' equity                                       125,823        129,635
                                                                    --------       --------
        Total liabilities and stockholders' equity                  $257,675       $252,650
                                                                    ========       ========


The accompanying notes are an integral part of these consolidated condensed balance sheets.

RESORTQUEST INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except share amounts)
(Unaudited)


                                                              Three Months Ended
                                                          March 31,     March 31,
                                                              1999          2000
                                                           -------      --------
Revenues
  Property management fees                                 $18,412       $22,223
  Service fees                                               7,716        10,368
  Other                                                      5,528         5,956
                                                           -------       -------
    Total revenues                                          31,656        38,547
                                                           -------       -------
Operating expenses
  Direct operating                                          14,469        19,521
  General and administrative                                 9,437        10,501
  Depreciation and amortization                              1,558         2,013
                                                           -------       -------
    Total operating expenses                                25,464        32,035
                                                           -------       -------
Operating income                                             6,192         6,512

Interest and other expense, net                                647         1,330
                                                           -------       -------
Income before income taxes                                   5,545         5,182

Provision for income taxes                                   2,505         2,331
                                                           -------       -------
Net income                                                 $ 3,040       $ 2,851
                                                           =======       =======
Earnings per share
   Basic                                                   $  0.18       $  0.15
                                                           =======       =======
   Diluted                                                 $  0.17       $  0.15
                                                           =======       =======



The accompanying notes are an integral part of these consolidated condensed financial statements.

RESORTQUEST INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share amounts)
(Unaudited)


                                                            Additional           Other
                                             Common Stock      Paid-in   Comprehensive            Excess      Retained
                                          Shares   Amount      Capital          Income     Distributions      Earnings       Total
                                      ----------   ------   ----------   -------------     -------------      --------    --------
Balance, December 31, 1999            18,715,447     $187     $150,974            $(33)         $(29,500)       $4,195    $125,823
  Net income                                   -        -            -               -                 -         2,851       2,851
  Foreign currency translation loss            -        -            -              (4)                -             -          (4)
  Stock issued in connection
     with acquisitions                   214,638        2          963               -                 -             -         965
                                      ----------     ----     --------   -------------          --------       -------   ---------
Balance, March 31, 2000               18,930,085     $189     $151,937            $(37)         $(29,500)       $7,046    $129,635
                                      ==========     ====     ========   =============          ========       =======   ==========


The accompanying notes are an integral part of these consolidated condensed financial statements.

RESORTQUEST INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)


                                                               Three Months Ended
                                                             March 31,   March 31,
                                                                 1999        2000
                                                             --------    --------
Cash flows from operating activities:
Net income                                                    $ 3,040     $ 2,851
  Adjustments to reconcile net income to net
   cash provided by operating activities:

    Depreciation and amortization                               1,558       2,013
  Changes in assets and liabilities:
    Trade and other receivables                                (2,139)     (1,152)
    Accounts payable and accrued liabilities                    3,455        (981)
    Customer deposits, deferred revenues and
      payable to property owners                                1,098       4,597
    Other                                                      (2,315)      2,802
                                                              -------     -------
          Net cash provided by operating activities             4,697      10,130
                                                              -------     -------
Cash flows from investing activities:

  Cash portion of acquisitions, net                            (9,330)       (927)
  Purchases of property and equipment                            (817)     (1,429)
                                                              -------     -------
          Net cash used in investing activities               (10,147)     (2,356)
                                                              -------     -------
Cash flows from financing activities:

  Net credit facility borrowings (repayments)                  10,143     (14,702)
  Distribution to stockholders                                   (392)          -
  Other                                                           (31)        (17)
                                                              -------     -------
          Net cash provided by (used in) financing activities   9,720     (14,719)
                                                              -------     -------
Net increase (decrease) in cash and cash equivalents            4,270      (6,945)
Cash and cash equivalents, beginning of period                 26,247      40,239
                                                              -------     -------
Cash and cash equivalents, end of period                      $30,517     $33,294
                                                              =======     =======


The accompanying notes are an integral part of these consolidated condensed financial statements.

RESORTQUEST INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(Unaudited)

In these footnotes, the words "Company," "ResortQuest," "we," "our" and "us" refer to ResortQuest International, Inc., a Delaware corporation, and its wholly-owned subsidiaries, unless otherwise stated or the context requires otherwise.

NOTE 1 - BASIS OF PRESENTATION
------------------------------
     Formation
     ---------
     ResortQuest is the first company to offer vacation condominium and home rentals, sales and management under a national brand name and is a leading provider of vacation rentals in premier destination resorts located in the continental United States, Hawaii and Canada. Since our initial public offering on May 26, 1998, we have consummated 18 acquisitions, three of which were accounted for under the pooling-of-interests method of accounting.

     Costs incurred in the course of our evaluation of acquisition candidates and the ultimate consummation of acquisitions consist primarily of attorneys' fees, accounting fees and other costs incurred by us in identifying and closing transactions. All costs incurred are deferred on the balance sheet until the related transaction is either consummated or terminated. Similar treatment is followed in recording costs incurred by us in the course of generating additional debt or equity financing. During 1999 we incurred $864,000 in transaction costs related to the acquisitions accounted for under the pooling-of-interests method. Of this amount, $286,000 was recorded in General and Administrative expenses for the three-month period ended March 31, 1999. For the acquisitions accounted for under the purchase method of accounting, all transaction costs and the excess of the purchase price over the fair value of identified net assets acquired represents goodwill. Goodwill is amortized over a life up to 40 years and is calculated off of a preliminary estimate that is adjusted to its final balance within one year of the close of the acquisition. These adjustments increased goodwill by $2.8 million, or 1.6%, during the three-month period ended March 31, 2000.

     Pro Forma Financial Information
     -------------------------------
     The total cost of the 1999 acquisitions was $39.3 million, with 48.9% of the consideration paid in the form of common stock with an aggregate value of $19.2 million and $20.1 million of cash consideration. The aggregate impact of these acquisitions is material to our financial statements and we noted the following pro forma results for the three months ended March 31, 1999 assuming these transactions occurred on January 1, 1999:


                                               Pro forma          Pro forma
                               Actual             Impact           Combined
(in thousands)                -------          ---------          ---------
Revenues                      $31,656             $4,599            $36,255
                              =======          =========          =========

Net Income (loss)             $ 3,040             $ (325)           $ 2,715
                              =======          =========          =========


NOTE 2 - NOTE RECEIVABLE FROM STOCKHOLDER
-----------------------------------------
     In connection with the initial public offering, we formalized a $4.0 million promissory note resulting from cash advances to a primary stockholder of a predecessor company. On February 16, 2000, this promissory note along with approximately $940,000 in accrued interest, management fees and other advances were restructured into two notes, one for $4.0 million and one for $940,000, (the "Notes"). The Notes are collateralized by real estate held by the stockholder and bear interest at 1/2% below the prime rate of interest, but not less than 6% and not more than 10%. The $940,000 note, plus accrued interest, is due in two equal installments on December 31, 2000 and July 31, 2001. Interest payments under the $4.0 million note are due and payable every January and July 1st with the principal being due on May 25, 2008.

NOTE 3 - EARNINGS PER SHARE
---------------------------
     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding options to purchase our securities are exercised. The following table reflects our weighted average common shares outstanding and the impact of outstanding dilutive stock options:


                                                              Three Months Ended
                                                          March 31,     March 31,
                                                              1999          2000
                                                        ----------    ----------
Basic weighted average common shares outstanding        17,353,989    18,831,328
Effect of dilutive securities - stock options              432,222        19,627
                                                        ----------    ----------
Diluted weighted average common shares outstanding      17,786,211    18,850,955
                                                        ==========    ==========


NOTE 4 - SEGMENT REPORTING
--------------------------
     Under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," we have one operating segment, property management, which is managed as one business unit. The All other caption includes First Resort Software and corporate. Approximately 73% of the All other segment assets represents goodwill recorded for First Resort Software and corporate. The following table presents the revenues, operating income and assets of our reportable segment.


                                                              Three Months Ended
                                                          March 31,     March 31,
(in thousands)                                                1999          2000
                                                          --------      --------
Revenues
  Property Management                                     $ 30,789      $ 37,680
  All other                                                    867           867
                                                          --------      --------
                                                          $ 31,656      $ 38,547
                                                          ========      ========
Operating Income
  Property Management                                     $  8,470      $  9,239
  All other                                                 (2,278)       (2,727)
                                                          --------      --------
                                                          $  6,192      $  6,512
                                                          ========      ========
Assets
  Property Management                                     $178,953      $212,000
  All other                                                 37,286        40,650
                                                          --------      --------
                                                          $216,239      $252,650
                                                          ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

OVERVIEW
--------
     ResortQuest is the leading provider of vacation condominium and home rental property management services in premier destination resorts located in the United States and Canada. We have developed the first and only branded nationwide network of vacation rental properties, and currently offer more than 17,000 rental properties. Our operations are in 40 premier resort locations in the Hawaiian Islands, Beach, Mountain, and Desert geographical regions.

     Our rental properties are generally second homes or investment properties owned by individuals who assign us the responsibility of managing, marketing and renting their properties. We earn management fees as a percentage of the rental income from each property, but have no ownership interest in the properties. In addition to the vacation property management business, we offer real estate brokerage services and other rental and property owner services. We also have developed a proprietary vacation rental software package that is utilized by us and over 600 other vacation property management companies.

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

     During 1999 we increased properties under management by approximately 28% and further enhanced our unique national platform by expanding our presence into twelve new resort markets in six new states through the acquisition of 13 vacation rental and property management companies. Two of the acquisitions completed in March 1999 were accounted for under the pooling-of-interests method of accounting and all historical financial information includes their results for the entire period presented. The remaining acquisitions were accounted for under the purchase method of accounting and their financial results are included in the historical financial statements since their respective effective dates of acquisition.

RESULTS OF OPERATIONS
---------------------
     Our operating results are highly seasonal due to the geographical dispersion of the resort locations in which we operate. The results of operations are subject to quarterly fluctuations caused primarily by the seasonal variations in the vacation rental and property management industry, with peak seasons dependent on whether the resort is primarily a summer or winter destination. Due to the seasonal nature of our operations our financial results will be discussed by geographical region with Other representing the corporate and First Resort Software operations.

     HAWAIIAN ISLANDS
     ----------------
     The following table sets forth the consolidated condensed results of operations for the three-month periods ended March 31, 1999 and 2000 for our Hawaiian operations on the islands of Hawaii, Kauai, Maui and Oahu.


                                                                    Three Months Ended March 31,
(dollars in thousands)                                                   1999              2000
                                                                --------------   --------------
Revenues                                                        $6,425  100.0%    $7,005  100.0%
Direct operating and
  General and administrative expenses                            3,677   57.3      4,035   57.6
                                                                --------------   --------------
Operating income before depreciation and amortization            2,748   42.7      2,970   42.4
Depreciation and amortization                                      143    2.2        140    2.0
                                                                --------------   --------------
Operating income                                                $2,605   40.5%    $2,830   40.4%
                                                                ==============   ===============


Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999
- Hawaiian Islands

     Revenues. Revenues increased $580,000, or 9.0%, from $6.4 million in 1999 to $7.0 million in 2000, primarily due to a 15.1% increase in service fees related to additional services being provided to managed properties and a 5.9% increase in ADR. Occupancy remained strong at 82.3% despite a slight decrease over prior year attributable to a lack of January 2000 travel resulting from millennium- related issues.

     Operating expenses. Operating expenses increased $355,000, or 9.3%, from $3.8 million in 1999 to $4.2 million in 2000. As a percentage of revenues, operating expenses remained relatively flat.


     BEACH
     -----
     The following table sets forth the consolidated condensed results of operations for the three-month periods ended March 31, 1999 and 2000 for our Beach operations in the Beaches of South Walton County, Bonita Springs, Captiva Island, Destin, Fort Myers, Fort Myers Beach, Marco Island, Okaloosa Island, Fort Walton Beach, Orlando, Navarre Beach, Naples and Sanibel Island, Florida; Nantucket, Massachusetts; Hilton Head Island, South Carolina; Bethany Beach, Delaware; Outer Banks, North Carolina; St. Simons Island, Georgia; Gulf Shores, Alabama; and Lake Erie Islands, Ohio.


                                                                     Three Months Ended March 31,
(dollars in thousands)                                                   1999               2000
                                                               ---------------   ----------------
Revenues                                                       $10,661  100.0 %  $14,043  100.0 %
Direct operating and
  General and administrative expenses                           10,401   97.6     13,750   97.9
                                                               ---------------   --------------
Operating income before depreciation and amortization              260    2.4        293    2.1
Depreciation and amortization                                      799    7.4      1,053    7.5
                                                               ---------------   ----------------
Operating loss                                                 $  (539)  (5.0)%  $  (760)  (5.4)%
                                                               ===============   ================


Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999
- Beach

     Revenues. Revenues increased $3.4 million, or 31.7%, from $10.7 million in 1999 to $14.0 million in 2000, primarily due to our 1999 Beach acquisitions.

     Operating expenses. Operating expenses increased $3.6 million, or 32.2%, from $11.2 million in 1999 to $14.8 million in 2000, primarily due to our 1999 Beach acquisitions. As a percentage of revenues, operating expenses remained relatively flat.


     MOUNTAIN
     --------
     The following table sets forth the consolidated condensed results of operations for the three-month periods ended March 31, 1999 and 2000 for our Mountain operations in Aspen, Breckenridge, Crested Butte, Dillon, Snowmass Village and Telluride, Colorado; Whistler, British Columbia; The Canyons, Deer Valley and Park City, Utah; Big Sky, Montanna; and Sunriver, Oregon.


                                                                    Three Months Ended March 31,
(dollars in thousands)                                                   1999              2000
                                                               ---------------   --------------
Revenues                                                       $12,444  100.0%   $14,894  100.0%
Direct operating and
  General and administrative expenses                            6,485   52.1      8,331   55.9
                                                               ---------------   --------------
Operating income before depreciation and amortization            5,959   47.9      6,563   44.1
Depreciation and amortization                                      288    2.3        409    2.8
                                                               ---------------   --------------
Operating income                                               $ 5,671   45.6%   $ 6,154   41.3%
                                                               ===============   ===============


Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999
- Mountain

     Revenues. Revenues increased $2.4 million, or 19.7%, from $12.4 million in 1999 to $14.9 million in 2000, primarily due to our June 1999 winter resort acquisition in Aspen, Colorado. A severe snow drought in Colorado produced an
8.5 point decline in occupancy, but excluding the impact of the acquisition, revenues remained relatively flat. This was achieved through a 10.9% increase in ADR that resulted in only a modest decline of 4.8% in gross lodging revenues.

     Operating expenses. Operating expenses increased $1.9 million, or 29.0%, from $6.8 million in 1999 to $8.7 million in 2000, primarily due to our June 1999 acquisition. As a percentage of revenues, operating expenses increased 4.3 points, primarily due to our June 1999 acquisition.


     DESERT
     ------

     The following table sets forth the consolidated condensed results of operations for the three-month periods ended March 31, 1999 and 2000 for our Desert operations in Palm Desert and Palm Springs, California; and Scottsdale and Tucson, Arizona.


                                                                   Three Months Ended March 31,
(dollars in thousands)                                                  1999              2000
                                                               --------------    --------------
Revenues                                                       $1,259  100.0%    $1,738  100.0%
Direct operating and
  General and administrative expenses                             503   40.0        666   38.3
                                                               --------------    --------------
Operating income before depreciation and amortization             756   60.0      1,072   61.7
Depreciation and amortization                                      23    1.8         57    3.3
                                                               ---------------   --------------
Operating income                                               $  733   58.2%    $1,015   58.4%
                                                               ===============   ==============


Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999
- Desert

     Revenues. Revenues increased $479,000, or 38.0%, from $1.3 million in 1999 to $1.7 million in 2000, primarily due to a 24.2% increase in units and a 1.5 point increase in occupancy.

     Operating expenses. Operating expenses increased $197,000, or 37.5%, from $526,000 in 1999 to $723,000 in 2000, primarily due to increased costs to service the additional units being managed. As a percentage of revenues, operating expenses remained relatively flat.


     OTHER
     -----
     The following table sets forth the consolidated condensed results of operations for the three-month periods ended March 31, 1999 and 2000 for our Other operations comprised of First Resort Software and corporate.


                                                                     Three Months Ended March 31,
(dollars in thousands)                                                   1999               2000
                                                               ---------------   ----------------
Revenues                                                       $   867  100.0%    $   867  100.0%
Direct operating and
  General and administrative expenses                            2,840  327.6       3,240  373.7
                                                               ---------------   ----------------
Operating loss before depreciation and amortization             (1,973)   n/m      (2,373)   n/m
Depreciation and amortization                                      305   35.2         354   40.8
                                                               ---------------   ----------------
Operating loss                                                 $(2,278)   n/m     $(2,727)   n/m
                                                               ===============   ================


Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999
- Other

     Revenues were flat compared to prior year.

     Operating expenses. Operating expenses increased $444,000, or 14.1%, from $3.1 million in 1999 to $3.6 million in 2000, primarily due to the incremental marketing and other costs resulting from the 28% increase in units being managed.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     ResortQuest is a holding company that conducts all of its operations through its subsidiaries operating in 40 resort locations. Accordingly, the primary internal source of our liquidity is through the cash flows realized from our subsidiaries and our amended $50 million Credit Facility. We generated cash flows from operating activities of $10.1 million in the three months ended March 31, 2000 primarily due to net income and an increase in customer deposits, deferred revenues and payable to property owners. Cash used in investing activities was approximately $2.4 million in the three months ended March 31, 2000, due primarily to $1.4 million in purchases of property and equipment. In the three months ended March 31, 2000, cash used in financing activities totaled $14.7 million, primarily related to net repayments under our Credit Facility. At March 31, 2000, we had approximately $33.3 million in cash and cash equivalents, of which $27.9 million represents cash held in escrow. The cash held in escrow is released at varying times in accordance with state regulations, generally based upon the guest stay, or for real estate sale deposits when the property is sold. At March 31, 2000, we had a working capital deficit of $19.4 million. Total capital expenditures for 2000 are anticipated to be between $8.0 million and $9.5 million, of which approximately $5.0 million will be for web and software development and systems integration, with the balance being applied to building improvements, furniture, fixtures and equipment. We anticipate that our cash flows from operations will provide cash in excess of our normal working capital levels, debt service requirements and planned capital expenditures for the foreseeable future. However, future acquisitions and/or other initiatives, depending on their size and the method of financing, may affect our liquidity and capital requirements during that time.

LONG-TERM BORROWINGS
--------------------
     As of March 31, 2000, our long-term debt is comprised of the $50 million 9.06% Senior Secured Notes due June 2004, $3.0 million in borrowings under our $50.0 million Credit Facility, and $1.2 million in borrowings assumed in connection with certain 1999 acquisitions. As of March 31, 2000, we are in compliance with all debt covenants and have $47.0 million available under our Credit Facility, subject to certain restrictive covenants.


SHELF REGISTRATION
------------------
     We have registered 8.0 million shares of common stock through various shelf registration statement filings. As of March 31, 2000, we have issued in connection with acquisitions 3,005,799 shares under these shelf registration statements, with the remaining 4,994,201 shares available for future acquisitions.


ACQUISITION STRATEGY
---------------------
     Although our strategy moving forward is to focus on internal growth, we intend to continue to pursue selected acquisition opportunities in strategically important markets. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into ResortQuest without substantial costs, delays or other operational or financial problems. Increased competition for acquisition candidates may develop, in which event there may be fewer acquisition opportunities available to us, as well as higher acquisition prices. Furthermore, acquisitions involve a number of special risks, including the failure of acquired companies to achieve anticipated results, diversion of management's attention, failure to retain key personnel, risks associated with unanticipated events or liabilities and amortization of acquired intangible assets. Some or all of which could have a material adverse effect on our business, financial condition and results of operations.

     The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. We expect to fund future acquisitions primarily through a combination of cash flow from operations, borrowings under the Credit Facility, other debt fundings, and issuance of common stock. Our ability to fund future acquisitions under the Credit Facility may be limited by certain restrictive covenants of the facility, the satisfaction of which may be dependent upon our ability to raise additional equity through either offerings for cash or the issuance of stock as consideration for acquisitions. Our ability to fund acquisitions through issuance of common stock may not be feasible at the current stock price.

NON-COMPETE AND EMPLOYMENT AGREEMENTS
-------------------------------------
      We have entered into non-compete agreements with many of the former owners of the companies that now comprise ResortQuest. These non-compete agreements are generally three to five years in length effective the day the operations are merged with ResortQuest. Additionally, we have entered into employment agreements with many of these former owners, all senior corporate officers and several key employees. Among other things, these agreements allow for severance payments and some include acceleration of stock option awards upon a change in control of ResortQuest, as defined under the agreements. At March 31, 2000, the maximum amount of compensation that would be payable under all agreements if a change in control occurred without prior written notice would be approximately $10.1 million.

SEASONALITY AND QUARTERLY FLUCTUATIONs
--------------------------------------
     Our business is highly seasonal. Our results of operations are subject to quarterly fluctuations caused primarily by the seasonal variations in the vacation rental and property management industry, with peak seasons dependent on whether the resort is primarily a summer or winter destination. Our quarterly results of operations may also be subject to fluctuations as a result of the timing and cost of acquisitions, the timing of real estate sales, changes in relationships with travel providers, extreme weather conditions or other factors affecting leisure travel and the vacation rental and property management industry.

RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS
------------------------------------------------
     This filing contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including but not limited to the risks associated with; successful integration of companies acquired, factors affecting internal growth and management of growth, our acquisition strategy and availability of financing, the tour and travel industry, seasonality, quarterly fluctuations and general economic conditions, dependence on technology, e-commerce and travel providers, and other factors discussed in our previous filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives and plans will be achieved.

PERFORMANCE STATISTICS
----------------------

                                   Three Months Ended
                              March 31,      March 31,
                                  1999           2000               Variance
                              --------       --------               --------
Mountain
  Lodging Revenues(1)          $24,585        $23,416                   (4.8)%
  Occupancy                       64.9%          56.4%                  (8.5)pts
  ADR                          $189.71        $210.38                   10.9 %
  RevPAU                       $123.07        $118.61                   (3.6)%
  Total Units                    2,484          2,435                   (2.0)%

Beach
  Lodging Revenues(1)          $16,477        $18,858                   14.5 %
  Occupancy                       57.1%          63.0%                   5.9 pts
  ADR                          $ 76.55        $ 77.08                    0.7 %
  RevPAU                       $ 43.71        $ 48.53                   11.0 %
  Total Units                    5,090          5,355                    5.2 %

Hawaii
  Lodging Revenues(1)          $38,749        $39,858                    2.9 %
  Occupancy                       83.7%          82.3%                  (1.4)pts
  ADR                          $106.97        $113.25                    5.9 %
  RevPAU                       $ 89.55        $ 93.20                    4.1 %
  Total Units                    4,966          4,879                   (1.8)%

Desert
  Lodging Revenues(1)          $ 3,807        $ 4,856                   27.6 %
  Occupancy                       71.9%          73.4%                   1.5 pts
  ADR                          $136.18        $136.39                    0.2 %
  RevPAU                       $ 97.89        $100.27                    2.4 %
  Total Units                      480            596                   24.2 %

Total
  Lodging Revenues(1)          $83,618        $86,988                   4.0 %
  Occupancy                       70.1%          70.0%                 (0.1)pts
  ADR                          $113.76        $117.01                   2.9 %
  RevPAU                       $ 79.77        $ 81.90                   2.7 %
  Total Units                   13,020         13,265                   1.9 %


(1) Lodging revenues are in thousands and represent the total rental charged to property rental customers. Our revenue represents from 3% to over 40% of the lodging revenues based on the services provided to us.

     For better comparability, the above statistics exclude all non-exclusive management contracts as well as all properties acquired by us after December 31, 1998. Also excluded from these statistics are owner use nights and renovation nights which were approximately 12% of gross available nights in the three months ended March 31, 2000 and 1999.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
      We are exposed to market risk, primarily through changes in interest rates impacting borrowing rates on the Company's debt.

PART II - OTHER INFORMATION

-------------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------
     We are involved in various legal actions arising in the ordinary course of our business. We do not believe that any of these actions will have a material adverse effect on our business, financial condition or results of operations.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------
     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
     Not applicable.

ITEM 5.  OTHER INFORMATION
--------------------------
     Not applicable.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits filed herewith

      Exhibit No.                     Description                       Page No.
      -----------    ------------------------------------------       ----------

        EX-27        Financial Data Schedule                              17

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURE
---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.

                                            RESORTQUEST INTERNATIONAL, INC.

May 12, 2000                                   By: /s/ J. Mitchell Collins
                                               ---------------------------
                                               J. Mitchell Collins
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer,
                                                Chief Accounting Officer
                                                and Duly Authorized Officer)