Form 10-Q
period 2000-06-30
RESORTQUEST INTERNATIONAL INC
filed 2000-08-15
CIK 1057507

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of June 30, 2000.

           Common Stock . . . . . . . . . . . . . . 19,069,742 shares

PART I - FINANCIAL INFORMATION
Company or group of companies for which report is filed:

          RESORTQUEST INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

                                                                December 31,       June 30,
                                                                        1999           2000
                                                                ------------       --------
ASSETS
Current assets
  Cash and cash equivalents                                         $ 40,239       $ 41,023
  Trade and other receivables, net                                     4,394          7,032
  Deferred income taxes                                                1,237          1,180
  Other current assets                                                 7,676          6,142
                                                                    --------       --------
    Total current assets                                              53,546         55,377
Goodwill, net                                                        175,167        182,959
Property and equipment, net                                           20,885         22,276
Note receivables from stockholder                                      4,470          4,470
Other assets                                                           3,607          3,116
                                                                    --------       --------
        Total assets                                                $257,675       $268,198
                                                                    ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt                              $    832       $    521
  Customer deposits, deferred revenue and payable
    to property owners                                                43,392         60,398
  Accounts payable and accrued liabilities                            15,149         16,887
  Other current liabilities                                            1,468            693
                                                                    --------       --------
    Total current liabilities                                         60,841         78,499
Long-term debt, net of current maturities                             68,090         50,622
Deferred income taxes                                                    734          1,191
Other long-term obligations                                            2,187          4,655
                                                                    --------       --------
        Total liabilities                                            131,852        134,967
                                                                    --------       --------
Stockholders' equity
  Common stock, $0.01 par value, 50,000,000 shares authorized,
    18,715,447 and 19,069,742 shares outstanding, respectively           187            191
  Additional paid-in capital                                         150,974        152,704
  Accumulated other comprehensive income                                 (33)           (42)
  Excess distributions                                               (29,500)       (29,500)
  Retained earnings                                                    4,195          9,878
                                                                    --------       --------
    Total stockholders' equity                                       125,823        133,231
                                                                    --------       --------
        Total liabilities and stockholders' equity                  $257,675       $268,198
                                                                    ========       ========



The accompanying notes are an integral part of these consolidated condensed balance sheets.

RESORTQUEST INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except share amounts)
(Unaudited)

                                                     Three Months Ended          Six Months Ended
                                                  June 30,      June 30,     June 30,     June 30,
                                                     1999          2000         1999         2000
                                                 --------      --------      -------      -------
Revenues
  Property management fees                        $15,163       $20,083      $33,575      $42,306
  Service fees                                      9,972        12,985       17,689       23,353
  Other                                             5,854         7,772       11,382       13,728
                                                  -------       -------      -------      -------
    Total revenues                                 30,989        40,840       62,646       79,387
                                                  -------       -------      -------      -------
Operating expenses

  Direct operating                                 15,787        21,259       30,256       40,780
  General and administrative                        9,510        11,088       18,948       21,589
  Depreciation and amortization                     1,672         2,069        3,230        4,081
                                                  -------       -------      -------      -------
    Total operating expenses                       26,969        34,416       52,434       66,450
                                                  -------       -------      -------      -------
Operating income                                    4,020         6,424       10,212       12,937

Interest and other expense, net                       887         1,275        1,534        2,606
                                                  -------       -------      -------      -------
Income before income taxes                          3,133         5,149        8,678       10,331

Provision for income taxes                          1,441         2,317        3,946        4,648
                                                  -------       -------      -------      -------
Net income                                        $ 1,692       $ 2,832      $ 4,732      $ 5,683
                                                  =======       =======      =======      =======
Earnings per share

  Basic                                           $  0.10       $  0.15      $  0.27      $  0.30
                                                  =======       =======      =======      =======
  Diluted                                         $  0.10       $  0.15      $  0.27      $  0.30
                                                  =======       =======      =======      =======



The accompanying notes are an integral part of these consolidated condensed financial statements.

RESORTQUEST INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share amounts)
(Unaudited)

                                                        Additional           Other
                                         Common Stock      Paid-in   Comprehensive            Excess      Retained
                                      Shares   Amount      Capital          Income     Distributions      Earnings      Total
                                  ----------   ------   ----------   -------------     -------------      --------   -------
Balance, December 31, 1999        18,715,447     $187     $150,974            $(33)         $(29,500)       $4,195   $125,823
  Net income                               -        -            -               -                 -         5,683      5,683
  Foreign currency translation
   loss                                    -        -            -              (9)                -             -         (9)
  Stock issued in connection
   with acquisitions                 354,295        4        1,730               -                 -             -      1,734
                                  ----------   ------   ----------   -------------     -------------      --------   -------
Balance, June 30, 2000            19,069,742     $191     $152,704            $(42)         $(29,500)       $9,878   $133,231
                                  ==========   ======   ==========   =============     =============      ========   ========


The accompanying notes are an integral part of this consolidated condensed financial statement.

RESORTQUEST INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                 Six Months Ended
                                                              June 30,    June 30,
                                                                 1999        2000
                                                             --------    --------
Cash flows from operating activities:
  Net income                                                  $ 4,732     $ 5,683
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation and amortization                               3,230       4,081
    Changes in assets and liabilities:
      Trade and other receivables                              (1,843)     (2,605)
      Customer deposits, deferred revenue and
        payable to property owners                              9,619      14,074
      Accounts payable and accrued liabilities                 (2,686)      1,932
      Other                                                    (4,437)        (50)
                                                              -------     -------
          Net cash provided by operating activities             8,615      23,115
                                                              -------     -------
Cash flows from investing activities:
  Cash portion of acquisitions, net                           (14,397)     (2,278)
  Purchases of property and equipment
    and software development costs                             (1,923)     (3,043)
                                                              -------     -------
          Net cash used in investing activities               (16,320)     (5,321)
                                                              -------     -------
Cash flows from financing activities:
  Net borrowings (repayments)                                  16,245     (17,791)
  Distribution to stockholders                                   (392)          -
  Other                                                          (408)        781
                                                              -------     -------
          Net cash provided by (used in)
            financing activities                               15,445     (17,010)
                                                              -------     -------
Net increase in cash and cash equivalents                       7,740         784
Cash and cash equivalents, beginning of period                 26,247      40,239
                                                              -------     -------
Cash and cash equivalents, end of period                      $33,987     $41,023
                                                              =======     =======



The accompanying notes are an integral part of these consolidated condensed financial statements.

RESORTQUEST INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(Unaudited)

In these footnotes, the words "Company," "ResortQuest," "we," "our" and "us" refer to ResortQuest International, Inc., a Delaware corporation, and its wholly-owned subsidiaries, unless otherwise stated or the context requires otherwise.

NOTE 1 - BASIS OF PRESENTATION

   FORMATION

     ResortQuest is the first company to offer vacation condominium and home rentals, sales and management under a national brand name and is a leading provider of vacation rentals in premier destination resorts located in the continental United States, Hawaii and Canada. Since our initial public offering on May 26, 1998, we have consummated 20 acquisitions, three of which were accounted for under the pooling-of-interests method of accounting.

     ACQUISITION COSTS

     Costs incurred in the course of our evaluation of acquisition candidates and the ultimate consummation of acquisitions consist primarily of attorneys' fees, accounting fees and other costs incurred by us in identifying and closing transactions. All costs incurred are deferred on the balance sheet until the related transaction is either consummated or terminated. Similar treatment is followed in recording costs incurred by us in the course of generating additional debt or equity financing. During 1999 we incurred $716,000 in transaction costs related to the acquisitions accounted for under the pooling-of-interests method. Of this amount, $298,000 and $716,000 were recorded in General and Administrative expenses for the three- and six-month periods ended June 30, 1999. For the acquisitions accounted for under the purchase method of accounting, all transaction costs and the excess of the purchase price over the fair value of identified net assets acquired represents goodwill. Goodwill is amortized over a life up to 40 years and is calculated off of a preliminary estimate that is adjusted to its final balance within one year of the close of the acquisition. Additionally, certain of our acquisitions have "earn-up" provisions that require additional consideration to be paid if certain operating results are achieved over periods of up to three years. This additional consideration is recorded as goodwill when paid. Goodwill increased by $4.9 million, or 2.8% and $7.8 million, or 4.4% during the three- and six-month periods ended June 30, 2000.

     PRO FORMA FINANCIAL INFORMATION

     The total cost during 2000 for current year acquisitions and the earn-up payments related to the 1999 acquisitions was $4.0 million, with 42.5% of the consideration paid in the form of common stock with an aggregate value of $1.7 million and the remaining $2.3 million of consideration paid in cash, net of cash assumed. The total cost of the 1999 acquisitions was $39.3 million, with 48.9% of the consideration paid in the form of common stock with an aggregate value of $19.2 million and the remaining $20.1 million of consideration paid in cash. The aggregate impact of the 1999 acquisitions is material to our financial statements and we noted the following pro forma results for the three- and six-months ended June 30, 1999, assuming these transactions occurred on January 1, 1999:

                                Three Months Ended June 30, 1999         Six Months Ended June 30, 1999
                                         Pro forma     Pro forma               Pro forma      Pro forma
                               Actual       Impact      Combined      Actual      Impact       Combined
(in thousands)                -------    ---------     ---------     -------   ---------      ---------
Revenues                      $30,989       $4,725       $35,714     $62,646      $9,324        $71,970
                              =======       ======       =======     =======      ======        =======

Net income                    $ 1,692       $  369       $ 2,061     $ 4,732      $   44        $ 4,776
                              =======       ======       =======     =======      ======        =======

NOTE 2 - NOTE RECEIVABLE FROM STOCKHOLDER

     In connection with our initial public offering, we formalized a $4.0 million promissory note resulting from cash advances to a primary stockholder of a predecessor company. On February 16, 2000, this promissory note along with approximately $940,000 in accrued interest, management fees and other advances were restructured into two notes, one for $4.0 million and one for $940,000 (the "Notes"). The Notes are collateralized by real estate held by the stockholder and bear interest at 1/2% below the prime rate of interest, but not less than 6% and not more than 10%. The $940,000 note, plus accrued interest, is due in two equal installments on December 31, 2000 and June 30, 2001. The current portion of this note is included as a component of Other current assets. Interest payments under the $4.0 million note are due and payable every January and July 1st with the principal being due on May 25, 2008.

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


                                                              Three Months Ended           Six Months Ended
                                                           June 30,      June 30,      June 30,     June 30,
                                                              1999          2000          1999         2000
                                                        ----------    ----------    ----------   ----------
Basic weighted average common shares outstanding        17,486,882    19,012,950    17,421,508   18,922,139
Effect of dilutive securities - stock options              255,328        45,759       442,518       34,302
                                                        ----------    ----------   -----------   ----------
Diluted weighted average common shares outstanding      17,742,210    19,058,709    17,864,026   18,956,441
                                                        ==========    ==========   ===========   ==========

NOTE 4 - SEGMENT REPORTING

     Under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," we have one operating segment, property management, which is managed as one business unit. The All other caption includes First Resort Software and corporate. As of December 31, 1999 and June 30, 2000 approximately 73% and 76% of the All other segment assets represents goodwill recorded for First Resort Software and corporate. The following table presents the revenues, operating income and assets of our reportable segment.


                                                              Three Months Ended           Six Months Ended
                                                           June 30,      June 30,     June 30,      June 30,
(in thousands)                                                1999          2000         1999          2000
                                                          --------      --------      -------       -------
Revenues
  Property management                                     $ 30,041      $ 39,987      $60,831       $77,667
  All other                                                    948           853        1,815         1,720
                                                          --------      --------      -------       -------
                                                          $ 30,989      $ 40,840      $62,646       $79,387
                                                          ========      ========      =======       =======
Operating income
  Property management                                     $  5,880      $  9,499      $14,350       $18,748
  All other                                                 (1,860)       (3,075)      (4,138)       (5,811)
                                                          --------      --------      -------       -------
                                                          $  4,020      $  6,424      $10,212       $12,937
                                                          ========      ========      =======       =======


                                                       December 31,      June 30,
(in thousands)                                                1999          2000
                                                       -----------      --------
Assets
  Property management                                     $218,742      $229,986
  All other                                                 38,933        38,212
                                                          --------      --------
                                                          $257,675      $268,198
                                                          ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     ResortQuest is the leading provider of vacation condominium and home rental property management services in premier destination resorts located in the United States and Canada. We have developed the first and only branded nationwide network of vacation rental properties, and currently offer more than 17,500 rental properties. Our operations are in 41 premier resort locations in the Hawaiian Islands, Beach, Mountain, and Desert geographical regions.

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

     We market our properties through various media channels and have significant Internet distribution through resortquest.com, which is our proprietary web site. This web site is state-of-the-art for our industry and provides potential guests with the ability to review product quality and book reservations on-line and in "real time". For the six months ended June 30, 2000, our web site realized a monthly average of 900,000 unique user sessions and our web-related reservations increased to over 7% of total reservations.

     Through the acquisition of two vacation rental and property management companies during the six-months ended June 30, 2000, we entered one new resort market in Pensacola, Florida, and significantly increased our presence in the Outer Banks of North Carolina. During 1999, we increased properties under management by approximately 28% and further enhanced our unique national platform by expanding our presence into 12 new resort markets in six new states through the acquisition of 13 vacation rental and property management companies. Two of the acquisitions completed in March 1999 were accounted for under the pooling-of-interests method of accounting and all historical financial information includes their results for the entire period presented. The remaining acquisitions were accounted for under the purchase method of accounting and their financial results are included in the historical financial statements since their respective effective dates of acquisition.

RESULTS OF OPERATIONS

     Our operating results are highly seasonal due to the geographical dispersion of the resort locations in which we operate. The results of operations are subject to quarterly fluctuations caused primarily by the seasonal variations in the vacation rental and property management industry, with peak seasons dependent on whether the resort is primarily a summer or winter destination. Due to the seasonal nature of our operations, our financial results will be discussed by geographical region with Other representing the corporate and First Resort Software operations.

     HAWAIIAN ISLANDS

     The following table sets forth the consolidated condensed results of operations for the three- and six-month periods ended June 30, 1999 and 2000 for our Hawaiian operations on the islands of Hawaii, Kauai, Maui and Oahu.

                                                       Three Months Ended June 30,             Six Months Ended June 30,
(dollars in thousands)                                      1999             2000                1999              2000
                                                  --------------   --------------     ---------------   ---------------
Revenues                                          $4,922   100.0%  $6.024   100.0%    $11,347   100.0%  $13,029   100.0%
Direct operating expenses                          2,192    44.5    2,350    39.0       4,264    37.6     4,618    35.4
General and administrative expenses                1,583    32.2    1,789    29.7       3,188    28.1     3,556    27.3
                                                  --------------   --------------     ---------------   ---------------
Operating income before depreciation
  and amortization                                 1,147    23.3    1,885    31.3       3,895    34.3     4,855    37.3
Depreciation and amortization                        139     2.8      140     2.3         282     2.5       279     2.1
                                                  --------------   --------------     ---------------   ---------------
Operating income                                  $1,008    20.5%  $1,745    29.0%    $ 3,613    31.8%  $ 4,576    35.2%
                                                  ==============   ==============     ===============   ===============


Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999 - Hawaiian Islands

     Revenues. Revenues increased $1.1 million or 22%, from $4.9 million in 1999 to $6.0 million in 2000, primarily due to a 16.1% increase in lodging revenues driven by a 6.7% increase in average daily rate ("ADR") and a 5.7pt increase in occupancy.

     Direct operating expenses. Direct operating expenses increased $158,000, or 7%, from $2.2 million in 1999 to $2.4 million in 2000 primarily due to the increase in occupancy. As a percentage of revenues, operating expenses decreased 5.5pts due to a lower incremental increase in variable costs in relation to the increase in revenues.

     General and administrative expenses. General and administrative expenses increased $206,000 or 13%, from $1.6 million in 1999 to $1.8 million in 2000 primarily due to an increase in units under management. As a percentage of revenues, general and administrative expenses decreased 2.5pts due to operating efficiencies.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999 - Hawaiian Islands

     Revenues. Revenues increased $1.7 million or 15%, from $11.3 million in 1999 to $13.0 million in 2000, primarily due to an 8.7% increase in lodging revenues driven by a 6.0% increase in ADR and a 2.1pt increase in occupancy.

     Direct operating expenses. Direct operating expenses increased $354,000, or 8%, from $4.3 million in 1999 to $4.6 million in 2000 primarily due to the increase in occupancy. As a percentage of revenues, operating expenses decreased 2.2pts due to a lower incremental increase in variable costs in relation to the increase in revenues.

     General and administrative expenses. General and administrative expenses increased $368,000 or 12%, from $3.2 million in 1999 to $3.6 million in 2000 primarily due to an increase in units under management. As a percentage of revenues, general and administrative expenses decrease 0.8pts due to operating efficiencies.

     BEACH

     The following table sets forth the consolidated condensed results of operations for the three- and six-month periods ended June 30, 1999 and 2000 for our Beach operations in Gulf Shores, Alabama; Bethany Beach, Delaware; Beaches of South Walton, Bonita Springs, Captiva Island, Destin, Fort Myers, Fort Myers Beach, Marco Island, Okaloosa Island/Fort Walton Beach, Naples, Navarre Beach, Orlando, Pensacola, Sanibel Island and Vanderbilt Beach, Florida; St. Simons Island, Georgia; Nantucket, Massachusetts; Outer Banks, North Carolina; Lake Erie Islands, Ohio; and Hilton Head Island, South Carolina.


                                                        Three Months Ended June 30,           Six Months Ended June 30,
(dollars in thousands)                                      1999              2000              1999              2000
                                                 ---------------   ---------------   ---------------   ---------------
Revenues                                         $20,870   100.0%  $28,240   100.0%  $31,531   100.0%  $42,283   100.0%
Direct operating expenses                          9,596    46.0    13,632    48.2    16,260    51.6    22,979    54.3
General and administrative expenses                4,084    19.6     4,679    16.6     7,821    24.8     9,082    21.5
                                                 ---------------   ---------------   ---------------   ---------------
Operating income before depreciation
  and amortization                                 7,190    34.4     9.929    35.2     7,450    23.6    10,222    24.2
Depreciation and amortization                        873     4.1     1,058     3.8     1,672     5.3     2,105     5.0
                                                 ---------------   ---------------   ---------------   ---------------
Operating income                                 $ 6,317    30.3%  $ 8,871    31.4%  $ 5,778    18.3%  $ 8,117    19.2%
                                                 ===============   ===============   ===============   ===============

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999 - Beach

     Revenues. Revenues increased $7.3 million or 35%, from $20.9 million in 1999 to $28.2 million in 2000, due to our Beach acquisitions closed in the second-half of 1999 and a 16.4% increase in same store lodging revenues driven by a 3.8% increase in ADR and a 3.5pt increase in occupancy.

     Direct operating expenses. Direct operating expenses increased $4.0 million or 42%, from $9.6 million in 1999 to $13.6 million in 2000, due to our Beach acquisitions closed in the second-half of 1999, the increase in occupancy and an increase in labor costs. As a percentage of revenues, direct operating expenses increased 2.2pts primarily due to the increase in labor costs.

     General and administrative expenses. General and administrative expenses increased $595,000 or 15%, from $4.1 million in 1999 to $4.7 million in 2000, due to our Beach acquisitions closed in the second-half of 1999 and a 4.3% increase in units under management. As a percentage of revenues, general and administrative expenses decreased 3.0pts due to operating efficiencies.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999 -
Beach

     Revenues. Revenues increased $10.8 million, or 34%, from $31.5 million in 1999 to $42.3 million in 2000, due to our 1999 Beach acquisitions and a 17.0% increase in same store lodging revenues driven by a 3.7% increase in ADR and a 4.3pt increase in occupancy.

     Direct operating expenses. Direct operating expenses increased $6.7 million, or 41%, from $16.3 million in 1999 to $23.0 million in 2000, primarily due to our 1999 Beach acquisitions, the increase in occupancy and an increase in labor costs. As a percentage of revenues, direct operating expenses increased 2.7pts primarily due to the increase in labor costs.

     General and administrative expenses. General and administrative expenses increased $1.3 million, or 16%, from $7.8 million in 1999 to $9.1 million in 2000, due to our 1999 Beach acquisitions and a 4.6% increase in units under management. As a percentage of revenues, general and administrative expenses decreased 3.3pts due to operating efficiencies.

     MOUNTAIN

     The following table sets forth the consolidated condensed results of operations for the three- and six-month periods ended June 30, 1999 and 2000 for our Mountain operations in Whistler, British Columbia; Aspen, Breckenridge, Crested Butte, Dillon, Snowmass Village and Telluride, Colorado; Big Sky, Montana; Sunriver, Oregon; and The Canyons, Deer Valley and Park City, Utah.


                                                       Three Months Ended June 30,                 Six Months Ended June 30,
(dollars in thousands)                                    1999               2000                  1999                2000
                                               ---------------    ---------------       ---------------    ---------------
Revenues                                       $ 3,623   100.0%   $ 4,994   100.0%      $16,067   100.0%   $19,888   100.0%
Direct operating expenses                        3,252    89.7      4,441    88.9         8,456    52.6     11,423    57.4
General and administrative expenses              1,564    43.2      1,302    26.1         2,845    17.7      2,651    13.3
                                               ---------------    ---------------       ---------------    ---------------
Operating (loss) income before

  depreciation and amortization                 (1,193)  (32.9)      (749)  (15.0)        4,766    29.7      5,814    29.3
Depreciation and amortization                      300     8.3        421     8.4           588     3.7        829     4.2
                                               ---------------    ---------------       ---------------    ---------------
Operating (loss) income                        $(1,493)  (41.2)%  $(1,170)  (23.4)%     $ 4,178    26.0%   $ 4,985    25.1%
                                               ===============    ===============       ===============    ===============

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999 - Mountain

     Revenues. Revenues increased $1.4 million or 38%, from $3.6 million in 1999 to $5.0 million in 2000, primarily due to our June 1999 acquisition in Aspen, Colorado. Excluding the impact of this acquisition, revenues decreased $213,000 or 6%, from $3.6 million in 1999 to $3.4 million in 2000 due to a 14.2% decline in gross lodging revenues driven by a 1.0pt decline in occupancy and a 6.7% decline in ADR resulting from lower reservations in April and the timing of springbreak.

     Direct operating expenses. Direct operating expenses increased $1.2 million or 37%, from $3.3 million in 1999 to $4.4 million in 2000, primarily due to our June 1999 acquisition. As a percentage of revenues, operating expenses remained relatively flat.

     General and administrative expenses. General and administrative expenses decreased $262,000, or 17%, from $1.6 million in 1999 to $1.3 million in 2000, due to operating efficiencies that were partially offset by our June 1999 acquisition. As a percentage of revenues, general and administrative expenses decreased 17.1pts due to operating efficiencies.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999 - Mountain

     Revenues. Revenues increased $3.8 million or 24%, from $16.1 million in 1999 to $19.9 million in 2000, primarily due to our June 1999 acquisition in Aspen, Colorado. Excluding the impact of this acquisition, revenues decreased $236,000 or 2%, from $16.1 million in 1999 to $15.8 million in 2000 due to a 6.2% decline in gross lodging revenues driven by a 4.6pt decline in occupancy resulting from the lack of snow in January 2000.

     Direct operating expenses. Direct operating expenses increased $3.0 million or 35%, from $8.5 million in 1999 to $11.4 million in 2000, primarily due to our June 1999 acquisition. As a percentage of revenues, operating expenses increased 4.8pts, primarily due to increased labor costs during the first quarter of 2000.

     General and administrative expenses. General and administrative expenses decreased $194,000, or 7%, from $2.8 million in 1999 to $2.6 million in 2000, due to operating efficiencies that were partially offset by our June 1999 acquisition. As a percentage of revenues, general and administrative expenses decreased 4.4pts due to operating efficiencies.

     DESERT

     The following table sets forth the consolidated condensed results of operations for the three- and six-month periods ended June 30, 1999 and 2000 for our Desert operations in Scottsdale and Tucson, Arizona; and Palm Desert and Palm Springs, California.


                                                      Three Months Ended June 30,           Six Months Ended June 30,
(dollars in thousands)                                      1999            2000              1999              2000
                                                    ------------    ------------    --------------    --------------
Revenues                                            $626   100.0%   $729   100.0%   $1,885   100.0%   $2,467   100.0%
Direct operating expenses                            316    50.5     417    57.2       379    20.1       870    35.3
General and administrative expenses                  215    34.3     203    27.8       655    34.7       416    16.8
                                                    ------------    ------------    --------------    --------------
Operating income before depreciation
  and amortization                                    95    15.2    $109    15.0       851    45.2     1,181    47.9
Depreciation and amortization                         48     7.7      56     7.7        71     3.8       111     4.5
                                                    ------------    -------------   --------------    --------------
Operating income                                    $ 47     7.5%   $ 53     7.3%   $  780    41.4%   $1,070    43.4%
                                                    ============    ============    ==============    ==============


Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999 - Desert

     Revenues. Revenues increased $103,000, or 16%, from $626,000 in 1999 to $729,000 in 2000, primarily due to a 16.0% increase in lodging revenues driven by a 16.2% increase in units under management and a 1.0pt increase in occupancy.

     Direct operating expenses. Direct operating expenses increased $101,000, or 32%, from $316,000 in 1999 to $417,000 in 2000, primarily due to the increase in occupancy and the increased costs to service the additional units under management. As a percentage of revenues, operating expenses increased 6.7pts due to the additional units under management and increased labor costs.

     General and administrative expenses. General and administrative expenses decreased $12,000, or 6%, from $215,000 in 1999 to $203,000 in 2000, primarily due to operating efficiencies. As a percentage of revenues, general and administrative expenses decreased 6.5pts due to operating efficiencies.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999 -
Desert

     Revenues. Revenues increased $582,000 or 31%, from $1.9 million in 1999 to $2.5 million in 2000, primarily due to a 24.3% increase in lodging revenues driven by a 16.2% increase in units under management and a 1.5pt increase in occupancy.

     Direct operating expenses. Direct operating expenses increased $491,000, or 130%, from $379,000 in 1999 to $870,000, in 2000, primarily due to the increase in occupancy and the increased costs to service the additional units under management. As a percentage of revenues, operating expenses increased 15.2pts due to the additional units under management and increased labor costs.

     General and administrative expenses. General and administrative expenses decreased $239,000, or 36%, from $655.000 in 1999 to $416,000 in 2000, primarily due to operating efficiencies. As a percentage of revenues, general and administrative expenses decreased 17.9pts due to operating efficiencies.

     OTHER

The following table sets forth the consolidated condensed results of operations for the three- and six-month periods ended June 30, 1999 and 2000 for our Other operations comprised of First Resort Software and corporate.


                                                        Three Months Ended June 30,             Six Months Ended June 30,
(dollars in thousands)                                      1999              2000                1999              2000
                                                 ---------------    --------------     ---------------   ---------------
Revenues                                         $   948   100.0%   $  853   100.0%    $ 1,815   100.0%  $ 1,720   100.0%
Direct operating expenses                            431    45.5       419    49.1         897    49.4       890    51.7
General and administrative expenses                2,064   217.7     3,115   365.2       4,438   244.5     5,884   342.1
                                                 ---------------    --------------     ---------------   ---------------
Operating loss before
  depreciation and amortization                   (1,547) (163.2)   (2,681) (314.3)     (3,520) (193.9)   (5,054) (293.8)
Depreciation and amortization                        313    33.0       394    46.2         618    34.1       757    44.0
                                                 ---------------   ---------------     ---------------   ---------------
Operating loss                                   $(1,860) (196.2)  $(3,075) (360.5)    $(4,138) (228.0)  $(5,811) (337.8)
                                                 ===============   ===============     ===============   ===============

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999 - Other

     Revenues. Revenues decreased $95,000 or 10% from $948,000 in 1999 to $853,000 in 2000 primarily due to reduced software sales and service fee revenues.

     Direct operating expenses. Direct operating expenses decreased $12,000, or 3%, from $431,000 in 1999 to $419,000 in 2000, primarily due to reduced software sales and service fee revenues.

     General and administrative expenses. General and administrative expenses increased $1.0 million or 51%, from $2.1 million in 1999 to $3.1 million in 2000, primarily due to the incremental marketing and other costs resulting from the increase in units under management.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999 -
Other

     Revenues. Revenues decreased $95,000 or 5% from $1.8 million in 1999 to $1.7 million in 2000, primarily due to reduced software sales and service fee revenues.

     Direct operating expenses. Direct operating expenses decreased $7,000, or 1%, from $897,000 in 1999 to $890,000, in 2000, primarily due to reduced software sales and service fee revenues.

     General and administrative expenses. General and administrative expenses increased $1.4 million or 33%, from $4.4 million in 1999 to $5.9 million in 2000, primarily due to the incremental marketing and other costs resulting from the increase in units under management.

LIQUIDITY AND CAPITAL RESOURCES

     ResortQuest is a holding company that conducts all of its operations through its subsidiaries operating in 41 resort locations. Accordingly, the primary internal source of our liquidity is through the cash flows realized from our subsidiaries and our amended $50 million Credit Facility. We generated cash flows from operating activities of $23.1 million in the six months ended June 30, 2000 primarily due to net income and an increase in customer deposits, deferred revenues and payable to property owners. Cash used in investing activities was approximately $5.3 million in the six months ended June 30, 2000, due primarily to $2.3 million in net cash payments related to the 2000 acquisitions and the earn-out payments related to 1999 acquisitions and $3.0 million in software development costs and purchases of property and equipment. In the six months ended June 30, 2000, cash used in financing activities totaled $17.0 million, primarily related to net repayments under our Credit Facility. At June 30, 2000, we had approximately $41.0 million in cash and cash equivalents, of which $34.7 million represented cash held in escrow. The cash held in escrow is released at varying times in accordance with state regulations, generally based upon the guest stay, or for real estate sale deposits when the property is sold. At June 30, 2000, we had a working capital deficit of $23.6 million. Total capital expenditures for 2000 are anticipated to be between $8.0 million and $9.5 million, of which approximately $5.0 million will be for web and software development and systems integration, with the balance being applied to building improvements, furniture, fixtures and equipment. We anticipate that our cash flows from operations will provide cash in excess of our normal working capital levels, debt service requirements and planned capital expenditures for the foreseeable future. However, future acquisitions and/or other initiatives, depending on their size and the method of financing, may affect our liquidity and capital requirements during that time.

LONG-TERM BORROWINGS

     As of June 30, 2000 our long-term debt is comprised of the $50 million 9.06% Senior Secured Notes due June 2004, and $1.1 million in capital lease obligations and other borrowings assumed in connection with certain acquisitions. As of June 30, 2000, we are in compliance with all debt covenants and have $50.0 million available under our Credit Facility, subject to certain restrictive covenants. Additionally, our Credit Facility will expire in May 2001 and we are currently renegotiating this facility. We anticipate that the Credit Facility will be renewed or replaced by year-end.

SHELF REGISTRATION

     We registered 8.0 million shares of common stock through various shelf registration statement filings. As of June 30, 2000, we have issued in connection with acquisitions 3,145,456 shares under these shelf registration statements, with the remaining 4,854,544 shares available for future acquisitions.

ACQUISITION STRATEGY

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

     The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. We expect to fund future acquisitions primarily through a combination of cash flows from operating activities, borrowings under the Credit Facility, other debt fundings, and issuance of our common stock. Our ability to fund future acquisitions under the Credit Facility may be limited by certain restrictive covenants, the satisfaction of which may be dependent upon our ability to raise additional equity through either offerings for cash or the issuance of stock as consideration for acquisitions. Our ability to fund acquisitions through issuance of our common stock may not be feasible at our current stock price.

NON-COMPETE AND EMPLOYMENT AGREEMENTS

      We have entered into non-compete agreements with many of the former owners of the companies that now comprise ResortQuest. These non-compete agreements are generally three to five years in length effective the day the operations are merged with ResortQuest. Additionally, we have entered into employment agreements with many of these former owners, all senior corporate officers and several key employees. Among other things, these agreements allow for severance payments and some include acceleration of stock option awards upon a change in control of ResortQuest, as defined under the agreements. At June 30, 2000, the maximum amount of compensation that would be payable under all agreements if a change in control occurred without prior written notice would be approximately $10.0 million.

SEASONALITY AND QUARTERLY FLUCTUATIONS

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

                         ResortQuest International, Inc.
                             Performance Statistics
                                  June 30, 2000

                                                 Three Months Ended
                                              June 30,      June 30,
                                                 1999          2000    Variance
                                              -------       -------    --------
Mountain
  Lodging Revenues(1)                          $4,506        $3,864    (14.2)%
  Occupancy                                     19.6%         18.6%     (1.0)pts
  ADR                                         $117.77       $109.93     (6.7)%
  RevPAU                                       $23.09        $20.43    (11.5)%
  Total Units                                   2,394         2,355     (1.6)%

Beach
  Lodging Revenues(1)                         $41,080       $47,836     16.4 %
  Occupancy                                     55.8%         59.3%      3.5 pts
  ADR                                         $171.66       $178.10      3.8 %
  RevPAU                                       $95.85       $105.56     10.1 %
  Total Units                                   5,641         5,882      4.3 %

Desert
  Lodging Revenues(1)                          $1,493        $1,732     16.0 %
  Occupancy                                     35.8%         36.8%      1.0 pts
  ADR                                         $114.41       $106.60     (6.8)%
  RevPAU                                       $40.97        $39.24     (4.2)%
  Total Units                                     475           552     16.2 %

Hawaii
  Lodging Revenues(1)                         $30,578       $35,514     16.1 %
  Occupancy                                     70.4%         76.1%      5.7 pts
  ADR                                          $97.04       $103.57      6.7 %
  RevPAU                                       $68.34        $78.86     15.4 %
  Total Units                                   5,008         5,122      2.3 %

Total
  Lodging Revenues(1)                         $77,657       $88,946     14.5 %
  Occupancy                                     54.7%         58.3%      3.6 pts
  ADR                                         $128.21       $134.18      4.7 %
  RevPAU                                       $70.12        $78.24     11.6 %
  Total Units                                  13,518        13,911      2.9 %

(1) Lodging revenues are in thousands and represent the total rental charged to property rental customers. Our revenue represents from 3% to over 40% of the lodging revenues based on the services provided by us.

For better comparability, the above statistics exclude all non-exclusive management contracts as well as all properties that were not acquired by ResortQuest prior to second quarter 1999, which approximated 3,800 units as of June 30, 2000. Also excluded from these statistics are owner use nights and renovation nights which were approximately 10.4% of gross available nights in the three months ended June 30, 2000 and 10.7% of gross available nights in the three months ended June 30, 1999.

                         ResortQuest International, Inc.
                             Performance Statistics
                                  June 30, 2000

                                                   Six Months Ended
                                              June 30,      June 30,

                                                 1999          2000    Variance
                                              -------       -------    --------

Mountain
  Lodging Revenues(1)                         $29,091       $27,280     (6.2)%
  Occupancy                                     42.5%         37.9%     (4.6)pts
  ADR                                         $173.32       $186.27      7.5 %
  RevPAU                                       $73.67        $70.57     (4.2)%
  Total Units                                   2,394         2,355     (1.6)%

Beach
  Lodging Revenues(1)                         $52,591       $61,518     17.0 %
  Occupancy                                     56.6%         60.9%      4.3 pts
  ADR                                         $119.79       $124.24      3.7 %
  RevPAU                                       $67.76        $75.63     11.6 %
  Total Units                                   5,270         5,510      4.6 %

Desert
  Lodging Revenues(1)                          $5,300        $6,588     24.3 %
  Occupancy                                     54.4%         55.9%      1.5 pts
  ADR                                         $129.25       $127.24     (1.6)%
  RevPAU                                       $70.35        $71.18      1.2 %
  Total Units                                     475           552     16.2 %

Hawaii
  Lodging Revenues(1)                         $69,327       $75,373      8.7 %
  Occupancy                                     77.0%         79.1%      2.1 pts
  ADR                                         $102.35       $108.48      6.0 %
  RevPAU                                       $78.77        $85.84      9.0 %
  Total Units                                   5,008         5,122      2.3 %

Total
  Lodging Revenues(1)                        $156,309      $170,759      9.2 %
  Occupancy                                     62.3%         64.0%      1.7 pts
  ADR                                         $117.95       $123.01      4.3 %
  RevPAU                                       $73.50        $78.67      7.0 %
  Total Units                                  13,147        13,539      3.0 %

(1) Lodging revenues are in thousands and represent the total rental charged to property rental customers. Our revenue represents from 3% to over 40% of the lodging revenues based on the services provided by us.

     For better comparability, the above statistics exclude all non-exclusive management contracts as well as all properties that were not acquired by ResortQuest prior to first quarter 1999, which approximated 4,200 units as of June 30, 2000. Also excluded from these statistics are owner use nights and renovation nights which were approximately 11.2% of gross available nights in the six months ended June 30, 2000 and 11.4% of gross available nights in the six months ended June 30, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk, primarily through changes in interest rates impacting borrowing rates on the Company's debt.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On May 26, 2000, Hotel Corp. of the Pacific, Inc., a subsidary of ResortQuest International doing business as Aston Hotels & Resorts, instituted legal proceedings in the Circuit Court for the First Circuit of Hawaii against Andre S. Tatibouet, a beneficial owner of more than five percent of the our outstanding common stock and the president of Hotel Corp. This action arises out of a document styled Cooperation Agreement that was signed by Andre S. Tatibouet, purporting to act on behalf of Hotel Corp., on the one hand, with Cendant Global Services B.V. and Aston Hotels & Resorts International, Inc., on the other hand. The Cooperation Agreement contains several provisions that are detrimental to Hotel Corp., including provisions purporting to transfer certain intellectual property and limit certain intellectual property rights held by Hotel Corp. Hotel Corp. seeks monetary damages for breach of fiduciary duty, fraud, and negligent misrepresentation.

     Also on May 26, 2000, ResortQuest International and Hotel Corp. brought action in the Ciruit Court for the First Circuit of Hawaii against Cendant Corporation, Aston Hotels & Resorts International, Inc. and Cendant Global Services B.V. ("Defendants"). It is the position of ResortQuest and Hotel Corp. that the Cooperation Agreement is voidable because (i) it was entered in breach of a prior agreement between ResortQuest, and the parent company of Cendant Global Services B.V. and Aston Hotels & Resorts International, Inc., Cendant Corporation, and (ii) it was entered into by an interested director and officer of Hotel Corp. who was engaging in self-dealing. Accordingly, ResortQuest and Hotel Corp. seek damages for breach of contract against Cendant, and the equitable remedies of rescission and replevin. We believe that we have meritorious claims and will prevail in each matter.

     We are also involved in various legal actions arising in the ordinary course of our business. We do not believe that any of the remaining actions will have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual meeting of the stockholders of ResortQuest International, Inc. was held on Thursday, May 11, 2000. At the meeting, the stockholders considered and voted upon two proposals: (1) the election of nine members (William W. Abbott, Jr., Elan J. Blutinger, Joshua M. Freeman, Heidi O'Leary Houston, David
L. Levine, Michael D. Rose, David C. Sullivan, Joseph V. Vittoria, and Theodore
L. Weise) to the board of directors of the Company; and (2) the appointment of Arthur Andersen LLP as the Company's independent public accountants for the 2000 fiscal year.

The stockholders approved each of the proposals. Voting results were as follows:


                                  Proposal #1      Proposal #2
                                  -----------      -----------
For                                11,052,685       11,054,880
Against                                14,333            9,967
Abstentions                                 -            2,171
Unvoted                             4,881,465        4,881,465


     All director nominees received the same number of votes for, against, withheld and abstentions non-votes, with the exception of Heidi Houston, who received 10,969,351 votes for and 97,667 votes against while the other ten nominees each received 11,052,685 votes for and 14,333 votes against.

ITEM 5.  OTHER INFORMATION

     Not applicable.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)        Exhibits filed herewith


      Exhibit No.                              Description                            Page No.
      -----------             ----------------------------------------------        ----------

        EX-27                 Financial Data Schedule                                   20

(b)        Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended June 30, 2000.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.

                                            RESORTQUEST INTERNATIONAL, INC.

July 28, 2000                                  By: /s/ J. Mitchell Collins
                                               ---------------------------
                                               J. Mitchell Collins
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer,
                                               Chief Accounting Officer
                                               and Duly Authorized Officer)