Form 10-Q
period 2000-09-30
RESORTQUEST INTERNATIONAL INC
filed 2000-11-13
CIK 1057507

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of September 30, 2000.

           Common Stock........................  18,988,246 shares

PART I - FINANCIAL INFORMATION
-------------------------------
Company or group of companies for which report is filed:

          RESORTQUEST INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1. Financial Statements
--------------------------------
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

                                                                 December 31,       Sept 30,
                                                                        1999           2000
                                                                 ------------      ---------
ASSETS
Current assets
  Cash and cash equivalents                                         $ 40,239       $ 17,386
  Trade receivables, net                                               4,394          6,122
  Deferred income taxes                                                1,237            760
  Other current assets                                                 7,676          4,792
                                                                    --------       --------
    Total current assets                                              53,546         29,060
Goodwill, net                                                        175,167        185,759
Property and equipment, net                                           20,885         24,668
Note receivables from stockholder                                      4,470          4,000
Other assets                                                           3,607          3,046
                                                                    --------       --------
        Total assets                                                $257,675       $246,533
                                                                    ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt                              $    832       $    441
  Deferred revenue and property owner payables                        43,392         31,571
  Accounts payable and accrued liabilities                            15,149         16,477
  Other current liabilities                                            1,468            408
                                                                    --------       --------
    Total current liabilities                                         60,841         48,897
Long-term debt, net of current maturities                             68,090         50,597
Deferred income taxes                                                    734          2,059
Other long-term obligations                                            2,187          6,094
                                                                    --------       --------
        Total liabilities                                            131,852        107,647
                                                                    --------       --------
Stockholders' equity
  Common stock, $0.01 par value, 50,000,000 shares authorized,
    18,715,447 and 18,988,246 shares outstanding, respectively           187            190
  Additional paid-in capital                                         150,974        151,960
  Accumulated other comprehensive income                                 (33)           (45)
  Excess distributions                                               (29,500)       (29,500)
  Retained earnings                                                    4,195         16,281
                                                                    --------       --------
    Total stockholders' equity                                       125,823        138,886
                                                                    --------       --------
        Total liabilities and stockholders' equity                  $257,675       $246,533
                                                                    ========       ========

The accompanying notes are an integral part of these consolidated condensed balance sheets.

RESORTQUEST INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)


                                                     Three Months Ended         Nine Months Ended
                                                  Sept 30,      Sept 30,     Sept 30,     Sept 30,
                                                     1999          2000         1999         2000
                                                 --------      --------      -------      -------
Revenues
  Property management fees                        $22,923       $25,970     $ 56,498     $ 68,276
  Service fees                                     12,524        14,114       30,213       37,467
  Other                                             6,612         6,930       17,994       20,658
                                                  -------       -------     --------     --------
    Total revenues                                 42,059        47,014      104,705      126,401
                                                  -------       -------     --------     --------
Operating expenses
  Direct operating                                 18,947        21,921       49,203       62,701
  General and administrative                        9,507        10,330       28,455       31,919
  Depreciation and amortization                     1,856         2,185        5,086        6,266
                                                  -------       -------     --------     --------
    Total operating expenses                       30,310        34,436       82,744      100,886
                                                  -------       -------     --------     --------
Operating income                                   11,749        12,578       21,961       25,515

Interest and other expense, net                     1,262           938        2,796        3,543
                                                  -------       -------     --------     --------
Income before income taxes                         10,487        11,640       19,165       21,972

Provision for income taxes                          4,824         5,237        8,770        9,886
                                                  -------       -------     --------     --------
Net income                                        $ 5,663       $ 6,403     $ 10,395     $ 12,086
                                                  =======       =======     ========     ========
Earnings per share
  Basic                                           $  0.31       $  0.34     $   0.58     $   0.64
                                                  =======       =======     ========     ========
  Diluted                                         $  0.31       $  0.34     $   0.58     $   0.64
                                                  =======       =======     ========     ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

RESORTQUEST INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share amounts)
(Unaudited)



                                                        Additional           Other
                                         Common Stock      Paid-in   Comprehensive            Excess     Retained
                                      Shares   Amount      Capital          Income     Distributions     Earnings     Total
                                  ----------   ------   ----------   -------------     -------------     --------  --------
Balance, December 31, 1999        18,715,447     $187     $150,974            $(33)         $(29,500)     $ 4,195  $125,823
  Net income                               -        -            -               -                 -       12,086    12,086
  Foreign currency translation
   loss                                             -                          (12)                -            -       (12)
  Stock issued in connection
   with acquisitions                 272,799        3          986               -                 -            -       989
                                  ----------   ------   ----------   -------------     -------------     --------  --------
Balance, September 30, 2000       18,988,246     $190     $151,960            $(45)         $(29,500)     $16,281  $138,886
                                  ==========   ======   ==========   =============     =============     ========  ========


The accompanying notes are an integral part of this consolidated condensed financial statement.

RESORTQUEST INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                Nine Months Ended
                                                              Sept 30,    Sept 30,
                                                                 1999        2000
                                                             --------    --------
Cash flows from operating activities:
  Net income                                                 $ 10,395    $ 12,086
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation and amortization                               5,086       6,266
    Changes in assets and liabilities:
      Trade and other receivables                                (475)     (1,672)
      Deferred revenue and property owner payables               (623)    (15,631)
      Accounts payable and accrued liabilities                (12,190)      3,110
      Other                                                    (1,846)      2,501
                                                             --------    --------
          Net cash provided by operating activities               347       6,660
                                                             --------    --------
Cash flows from investing activities:
  Cash portion of acquisitions, net                           (18,237)     (5,318)
  Purchases of property and equipment
    and software development costs                             (3,197)     (6,282)
  Other                                                          (709)          -
                                                             --------    --------
          Net cash used in investing activities               (22,143)    (11,600)
                                                             --------    --------

Cash flows from financing activities:
  Net repayments                                              (31,544)    (17,913)
  Net proceeds from issuance of senior notes                   48,986           -
  Proceeds from issuance of secured mortgage notes              5,734           -
  Distribution to stockholders                                   (392)          -
  Other                                                          (967)          -
                                                             --------    --------
          Net cash provided by (used in)
            financing activities                               21,817     (17,913)
                                                             --------    --------
Net change in cash and cash equivalents                            21     (22,853)
Cash and cash equivalents, beginning of period                 26,247      40,239
                                                             --------    --------
Cash and cash equivalents, end of period                     $ 26,268    $ 17,386
                                                             ========    ========



The accompanying notes are an integral part of these consolidated condensed financial statements.

RESORTQUEST INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(Unaudited)


In these footnotes, the words "Company," "ResortQuest," "we," "our" and "us" refer to ResortQuest International, Inc., a Delaware corporation, and its wholly-owned subsidiaries, unless otherwise stated or the context requires otherwise.


NOTE 1 - BASIS OF PRESENTATION
------------------------------
     Formation
     ---------

     ResortQuest is the first company to offer vacation condominium and home rentals, sales and management under a national brand name and is a leading provider of vacation rentals in premier destination resorts located in the continental United States, Hawaii and Canada. Since our initial public offering on May 26, 1998, we have consummated 21 acquisitions, three of which were accounted for under the pooling-of-interests method of accounting.


     Acquisition Costs
     -----------------

     Costs incurred in the course of our evaluation of acquisition candidates and the ultimate consummation of acquisitions consist primarily of attorneys' fees, accounting fees and other costs incurred by us in identifying and closing transactions. All costs incurred are deferred on the balance sheet until the related transaction is either consummated or terminated. Similar treatment is followed in recording costs incurred by us in the course of generating additional debt or equity financing. During 1999, we incurred $716,000 in transaction costs related to the acquisitions accounted for under the pooling-of-interests method. These costs were recorded in General and Administrative expenses during the six-month period ended June 30, 1999. For the acquisitions accounted for under the purchase method of accounting, all transaction costs and the excess of the purchase price over the fair value of identified net assets acquired represents goodwill. Goodwill is amortized over a life up to 40 years and is calculated off of a preliminary estimate that is adjusted to its final balance within one year of the close of the acquisition. Additionally, certain of our acquisitions have "earn-up" provisions that require additional consideration to be paid if certain operating results are achieved over periods of up to three years. This additional consideration is recorded as goodwill when paid. Goodwill, net of amortization expense, increased by $2.8 million, or 1.5% and $10.6 million, or 6.0% during the three- and nine-month periods ended September 30, 2000.

     The total cost during 2000 for current year acquisitions and the earn-up payments related to the 1999 acquisitions was $6.3 million, with 14.9% of the net consideration paid in the form of common stock with an aggregate value of $989,000, net of retired escrow shares, and the remaining $5.3 million of consideration paid in cash, net of cash assumed. The total cost during 1999 for acquisitions was $39.3 million, with 48.9% of the consideration paid in the form of common stock with an aggregate value of $19.2 million and the remaining $20.1 million of consideration paid in cash.


     Pro Forma Financial Information
     -------------------------------

     The aggregate impact of the 1999 acquisitions is material to our financial statements, as defined by Accounting Principles Board Opinion No. 16, "Business Combinations", and we noted the following pro forma results for the three and nine months ended September 30, 1999, assuming these transactions occurred on January 1, 1999:

                            Three Months Ended September 30,1999      Nine Months Ended September 30, 1999
                                         Pro forma     Pro forma                  Pro forma      Pro forma
                               Actual       Impact      Combined         Actual      Impact       Combined
(in thousands)                -------    ---------     ---------       --------   ---------      ---------
Revenues                      $42,059       $1,537       $43,596       $104,705     $10,861       $115,566
                              =======       ======       =======       ========     =======       ========

Net income                    $ 5,663       $   14       $ 5,677       $ 10,395     $    47       $ 10,442
                              =======       ======       =======       ========     =======       ========


NOTE 2 - NOTE RECEIVABLE FROM STOCKHOLDER
-----------------------------------------

     In connection with our initial public offering, we formalized a $4.0 million promissory note resulting from cash advances to a primary stockholder of a predecessor company. On February 16, 2000, this promissory note along with approximately $940,000 in accrued interest, management fees and other advances were restructured into two notes, one for $4.0 million and one for $940,000 (the "Notes"). The Notes are collateralized by real estate held by the stockholder and bear interest at 1/2% below the prime rate of interest, but not less than 6% and not more than 10%. The $940,000 note, plus accrued interest, is due in two equal installments on December 31, 2000 and June 30, 2001 and is included as a component of Other current assets. Interest payments under the $4.0 million note are due and payable every January and July 1st with the principal being due on May 25, 2008.


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

                                                              Three Months Ended          Nine Months Ended
                                                           Sept 30,      Sept 30,      Sept 30,     Sept 30,
                                                              1999          2000          1999         2000
                                                        ----------    ----------    ----------   ----------
Basic weighted average common shares outstanding        18,462,402    19,019,793    17,775,855   18,954,344
Effect of dilutive securities - stock options               16,807        61,948       293,629       45,029
                                                        ----------    ----------    ----------   ----------
Diluted weighted average common shares outstanding      18,479,209    19,081,741    18,069,484   18,999,373
                                                        ==========    ==========    ==========   ==========

NOTE 4 - SEGMENT REPORTING
--------------------------

     Under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," we have one operating segment, property management, which is managed as one business unit. The All other caption includes First Resort Software and corporate. As of December 31, 1999 and September 30, 2000 approximately 73% and 75% of the All other segment assets represents goodwill recorded for First Resort Software and corporate. The following table presents the revenues, operating income and assets of our reportable segment.

                                                              Three Months Ended          Nine Months Ended
                                                           Sept 30,      Sept 30,     Sept 30,      Sept 30,
(in thousands)                                                1999          2000         1999          2000
                                                          --------      --------      --------     --------
Revenues
  Property management                                     $ 41,154       $46,166      $101,985     $123,833
  All other                                                    905           848         2,720        2,568
                                                          --------       --------     --------     --------
                                                          $ 42,059       $47,014      $104,705     $126,401
                                                          ========       =======      ========     ========
Operating income
  Property management                                     $ 13,364       $14,903      $ 27,714     $ 33,651
  All other                                                 (1,615)       (2,325)       (5,753)      (8,136)
                                                          --------       -------      --------     --------
                                                          $ 11,749       $12,578      $ 21,961     $ 25,515
                                                          ========       =======      ========     ========



                                                       December 31,      Sept 30,
(in thousands)                                                1999          2000
                                                       -----------      --------
Assets
  Property management                                     $218,742      $207,870
  All other                                                 38,933        38,663
                                                          --------      --------
                                                          $257,675      $246,533
                                                          ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Overview
--------

     ResortQuest is the leading provider of vacation condominium and home rental property management services in premier destination resorts located in the United States and Canada. We have developed the first and only branded nationwide network of vacation rental properties, and currently offer more than 18,000 rental properties. Our operations are in 42 premier resort locations in the Beach, Hawaiian Islands, Mountain, and Desert geographical regions.

     Our rental properties are generally second homes or investment properties owned by individuals who assign us the responsibility of managing, marketing and renting their properties. We earn management fees as a percentage of the rental income from each property, but have no ownership interest in the properties. In addition to the vacation property management business, we offer real estate brokerage services and other rental and property owner services. We also have developed a proprietary vacation rental software package that is utilized by us and over 750 other vacation property management companies.

     We provide value-added services to both vacationers and property owners. For vacationers, we offer the value, convenience and features of a condominium or home while providing many of the amenities and services of a hotel. For property owners, we offer a comprehensive package of marketing, management and rental services designed to enhance rental income and profitability while providing services to maintain the property. To increase customer satisfaction, we have developed and implemented a five-tier rating system that segments our property portfolio into one of five categories: Bronze, Silver, Gold, Platinum and Quest Home.

     We market our properties through various media channels and have significant Internet distribution through resortquest.com, which is our proprietary web site offering real time reservations booking. In September 2000 we unveiled our second generation web site that enhances the booking experience for e-travelers. In addition to detailed property descriptions, virtual tours, interior and exterior photos and floor plans, and local information available at the original web site, vacationers can search for properties by date, activity, event or location; comparison shop among similar vacation rental units; check for special discounts and promotions; and obtain maps and driving directions. The site also allows foreign travelers to obtain currency conversion rates. For the nine months ended September 30, 2000, our web site realized a 107% increase in unique visitors over prior year and our web-related reservations increased to 7.3% of total reservations.

     Through the acquisition of three vacation rental and property management companies during the nine-months ended September 30, 2000, we entered two new resort markets, Pensacola, Florida, and Sun Valley, Idaho, and significantly increased our presence in the Outer Banks of North Carolina. During 1999, we increased properties under management by approximately 28% and further enhanced our unique national platform by expanding our presence into 12 new resort markets in six new states through the acquisition of 13 vacation rental and property management companies. Two of the acquisitions completed in March 1999 were accounted for under the pooling-of-interests method of accounting and all historical financial information includes their results for the entire period presented. The remaining acquisitions were accounted for under the purchase method of accounting and their financial results are included in the historical financial statements since their respective effective dates of acquisition.


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

     Beach
     -----

     The following table sets forth the consolidated condensed results of operations for the three- and nine-month periods ended September 30, 1999 and 2000 for our Beach operations in Gulf Shores, Alabama; Bethany Beach, Delaware; Beaches of South Walton, Bonita Springs, Captiva Island, Destin, Fort Myers, Fort Myers Beach, Marco Island, Okaloosa Island/Fort Walton Beach, Naples, Navarre Beach, Orlando, Pensacola, Sanibel Island and Vanderbilt Beach, Florida; St. Simons Island, Georgia; Nantucket, Massachusetts; Outer Banks, North Carolina; Lake Erie Islands, Ohio; and Hilton Head Island, South Carolina.

                                                        Three Months Ended Sept 30,          Nine Months Ended Sept 30,
(dollars in thousands)                                      1999              2000              1999              2000
                                                 ---------------   ---------------   ---------------   ---------------
Revenues                                         $28,660   100.0%  $31,995   100.0%  $60,118   100.0%  $74,278   100.0%
Direct operating expenses                         11,676    40.7    13,691    42.8    27,932    46.5    36,670    49.4
General and administrative expenses                4,194    14.6     4,623    14.5    11,990    19.9    13,705    18.5
                                                 ---------------   ---------------   ---------------   ---------------
Operating income before depreciation
  and amortization                                12,790    44.7    13,681    42.7    20,196    33.6    23,903    32.1
Depreciation and amortization                        937     3.3     1,106     3.4     2,611     4.3     3,211     4.3
                                                 ---------------   ---------------   ---------------   ---------------
Operating income                                 $11,853    41.4%  $12,575    39.3%  $17,585    29.3%  $20,692    27.8%
                                                 ===============   ===============   ===============   ===============


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999 - Beach

     Revenues. Revenues increased $3.3 million or 12%, from $28.7 million in 1999 to $32.0 million in 2000, due to our Beach acquisitions closed at the end of 1999 and a 6.2% increase in same store lodging revenues driven by a 9.0% increase in ADR.

     Direct operating expenses. Direct operating expenses increased $2.0 million or 17%, from $11.7 million in 1999 to $13.7 million in 2000, due to our Beach acquisitions closed at the end of 1999 and an increase in labor costs. As a percentage of revenues, direct operating expenses increased 2.1 pts primarily due to the increase in labor costs.

     General and administrative expenses. General and administrative expenses increased $429,000 or 10%, from $4.2 million in 1999 to $4.6 million in 2000, due to our Beach acquisitions closed at the end of 1999 and a 2.3% increase in same store units under management. As a percentage of revenues, general and administrative expenses remained relatively flat.


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30,
     1999 - Beach

     Revenues. Revenues increased $14.2 million, or 24%, from $60.1 million in 1999 to $74.3 million in 2000, due to our 1999 Beach acquisitions and an 11.8% increase in same store lodging revenues driven by a 4.9% increase in ADR and a
1.1 pt increase in occupancy.

     Direct operating expenses. Direct operating expenses increased $8.8 million, or 31%, from $27.9 million in 1999 to $36.7 million in 2000, primarily due to our 1999 Beach acquisitions, a 1.1 pt increase in occupancy and an increase in labor costs. As a percentage of revenues, direct operating expenses increased 2.9 pts primarily due to the increase in labor costs.

     General and administrative expenses. General and administrative expenses increased $1.7 million, or 14%, from $12.0 million in 1999 to $13.7 million in 2000, due to our 1999 Beach acquisitions and a 3.0% increase in same store units under management. As a percentage of revenues, general and administrative expenses decreased 1.4 pts due to operating efficiencies.

     Hawaiian Islands
     ----------------

     The following table sets forth the consolidated condensed results of operations for the three- and nine-month periods ended September 30, 1999 and 2000 for our Hawaiian operations on the islands of Hawaii, Kauai, Maui and Oahu.

                                                       Three Months Ended Sept 30,            Nine Months Ended Sept 30,
(dollars in thousands)                                      1999             2000                1999              2000
                                                  --------------   --------------     ---------------   ---------------
Revenues                                          $6,247   100.0%  $7,113   100.0%    $17,594   100.0%  $20,142   100.0%
Direct operating expenses                          2,299    36.8    2,366    33.2       6,563    37.3     6,984    34.8
General and administrative expenses                1,519    24.3    1,748    24.6       4,707    26.8     5,304    26.3
                                                  --------------   --------------     ---------------   ---------------
Operating income before depreciation
  and amortization                                 2,429    38.9    2,999    42.2       6,324    35.9     7,854    38.9
Depreciation and amortization                        127     2.0      139     2.0         409     2.3       418     2.0
                                                  --------------   --------------     ---------------   ---------------
Operating income                                  $2,302    36.9%  $2,860    40.2%    $ 5,915    33.6%  $ 7,436    36.9%
                                                  ==============   ==============     ===============   ===============


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999 - Hawaiian Islands

     Revenues. Revenues increased $866,000 or 14%, from $6.2 million in 1999 to $7.1 million in 2000, primarily due to a 19.3% increase in lodging revenues driven by a 9.9% increase in average daily rate ("ADR") and a 3.4 pt increase in occupancy.

     Direct operating expenses. Direct operating expenses increased $67,000, or 3%, from $ 2.3 million in 1999 to $2.4 million in 2000 primarily due to the increase in occupancy. As a percentage of revenues, operating expenses decreased
3.6 pts due to lower incremental variable costs in relation to the increase in revenues.

     General and administrative expenses. General and administrative expenses increased $229,000 or 15%, from $1.5 million in 1999 to $1.7 million in 2000 primarily due to a 6.0% increase in units under management. As a percentage of revenues, general and administrative expenses remained relatively flat.


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999 - Hawaiian Islands

     Revenues. Revenues increased $2.5 million or 14%, from $17.6 million in 1999 to $20.1 million in 2000, primarily due to a 12.3% increase in lodging revenues driven by a 7.4% increase in ADR and a 2.7 pt increase in occupancy.

     Direct operating expenses. Direct operating expenses increased $421,000, or 6%, from $6.6 million in 1999 to $7.0 million in 2000 primarily due to the increase in occupancy. As a percentage of revenues, operating expenses decreased
2.5 pts due to a lower incremental increase in variable costs in relation to the increase in revenues.

     General and administrative expenses. General and administrative expenses increased $597,000 or 13%, from $4.7 million in 1999 to $5.3 million in 2000 primarily due to a 6.0% increase in units under management. As a percentage of revenues, general and administrative expenses decreased 0.5 pts due to operating efficiencies.

     Mountain
     --------

     The following table sets forth the consolidated condensed results of operations for the three- and nine-month periods ended September 30, 1999 and 2000 for our Mountain operations in Whistler, British Columbia; Aspen, Breckenridge, Crested Butte, Dillon, Snowmass Village and Telluride, Colorado; Sun Valley, Idaho; Big Sky, Montana; Sunriver, Oregon; and The Canyons, Deer Valley and Park City, Utah.

                                                       Three Months Ended Sept 30,                Nine Months Ended Sept 30,
(dollars in thousands)                                    1999               2000                  1999                2000
                                                --------------     --------------       ---------------    ---------------
Revenues                                        $5,960   100.0%    $6,788   100.0%      $22,101   100.0%   $26,676   100.0%
Direct operating expenses                        4,252    71.3      5,097    75.1        12,712    57.5     16,520    61.9
General and administrative expenses              1,824    30.6      1,472    21.7         4,694    21.2      4,123    15.5
                                                --------------     --------------       ---------------    ---------------
Operating (loss) income before
  depreciation and amortization                   (116)   (1.9)       219     3.2         4,695    21.3      6,033    22.6
Depreciation and amortization                      424     7.1        451     6.6         1 010     4.6      1,280     4.8
                                                --------------     --------------       ---------------    ---------------
Operating (loss) income                         $ (540)   (9.0)%   $ (232)   (3.4)%     $ 3,685    16.7%   $ 4,753    17.8%
                                                ==============     ==============       ===============    ===============


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999 - Mountain

     Revenues. Revenues increased $828,000 or 14%, from $6.0 million in 1999 to $6.8 million in 2000, primarily due to our July 2000 acquisition in Sun Valley, Idaho. Excluding the impact of this acquisition, revenues increased $344,000 or 6%, from $6.0 million in 1999 to $6.3 million in 2000 due to a 96% increase in net real estate commissions in our Aspen and Snowmass, Colorado locations. This increase in net real estate commissions and a 0.9 pt increase in occupancy were partially off-set by a 1.0% decline in same store lodging revenues driven by a 4.0% decline in ADR and a 3.2% decrease in units under management.

     Direct operating expenses. Direct operating expenses increased $845,000 or 20%, from $4.3 million in 1999 to $5.1 million in 2000, primarily due to our July 2000 acquisition and an increase in labor costs. As a percentage of revenues, operating expenses increased 3.8 pts primarily due to the increase in labor costs.

     General and administrative expenses. General and administrative expenses decreased $352,000, or 19%, from $1.8 million in 1999 to $1.5 million in 2000, due to operating efficiencies that were partially offset by our July 2000 acquisition. As a percentage of revenues, general and administrative expenses decreased 8.9 pts due to operating efficiencies.


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999 - Mountain

     Revenues. Revenues increased $4.6 million or 21%, from $22.1 million in 1999 to $26.7 million in 2000, primarily due to our June 1999 acquisition in Aspen, Colorado and our July 2000 acquisition in Sun Valley, Idaho. Excluding the impact of these acquisitions, revenues decreased $612,000, or 3%, from $20.5 million in 1999 to $19.9 million in 2000 due to a 5.3% decline in lodging revenues driven by a 3.0 pt decline in occupancy primarily resulting from the lack of snow in January 2000.

     Direct operating expenses. Direct operating expenses increased $3.8 million or 30%, from $12.7 million in 1999 to $16.5 million in 2000, primarily due to our June 1999 acquisition and our July 2000 acquisition in Sun Valley, Idaho and an increase in labor costs. As a percentage of revenues, operating expenses increased 4.4 pts, primarily due to the increase in labor costs.

     General and administrative expenses. General and administrative expenses decreased $571,000, or 12%, from $4.7 million in 1999 to $4.1 million in 2000, due to operating efficiencies that were partially offset by our acquisitions. As a percentage of revenues, general and administrative expenses decreased 5.7 pts due to operating efficiencies.

     Desert
     ------

     The following table sets forth the consolidated condensed results of operations for the three- and nine-month periods ended September 30, 1999 and 2000 for our Desert operations in Scottsdale and Tucson, Arizona; and Palm Desert and Palm Springs, California.

                                                        Three Months Ended Sept 30,            Nine Months Ended Sept 30,
(dollars in thousands)                                      1999              2000                1999              2000
                                                    ------------      ------------      --------------    --------------
Revenues                                            $ 287  100.0 %   $ 270   100.0%     $2,172   100.0%   $2,737   100.0%
Direct operating expenses                             284   98.9       302   111.9         663    30.5     1,172    42.8
General and administrative expenses                   206   71.7       207    76.6         861    39.7       623    22.8
                                                    ------------     -------------      --------------    --------------
Operating income before depreciation
  and amortization                                   (203) (70.6)    $(239)  (88.5)        648    29.8       942    34.4
Depreciation and amortization                          48   16.7        61    22.6         119     5.4       172     6.3
                                                    ------------     -------------      --------------    --------------
Operating (loss) income                             $(251) (87.3)%   $(300) (111.1)%    $  529    24.4%   $  770    28.1%
                                                    ============     =============      ==============    ==============


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999 - Desert

     Revenues. Revenues decreased $17,000, or 5.9%, from $287,000 in 1999 to $270,000 in 2000, primarily due to a 3.6% decrease in ADR that was off-set by a
3.0 increase in lodging revenues driven by a 2.0% increase in units under management and a 0.2 pt increase in occupancy.

     Direct operating expenses. Direct operating expenses increased $18,000, or 6%, from $284,000 in 1999 to $302,000 in 2000, primarily due to the increase in occupancy and the increased costs to service the additional units under management. As a percentage of revenues, operating expenses increased 13.0 pts due to the additional units under management and increased labor costs.

     General and administrative expenses. General and administrative expenses remained relatively flat. As a percentage of revenues, general and administrative expenses increased 4.9 pts due to the additional units under management and increased labor costs.


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999 - Desert

     Revenues. Revenues increased $565,000 or 26%, from $2.2 million in 1999 to $2.7 million in 2000, primarily due to a 21.9% increase in lodging revenues driven by a 2.0% increase in units under management and a 2.0 pt increase in occupancy.

     Direct operating expenses. Direct operating expenses increased $509,000, or 77%, from $663,000 in 1999 to $1.2 million in 2000, primarily due to the increase in occupancy and the increased costs to service the additional units under management. As a percentage of revenues, operating expenses increased 12.3 pts due to the additional units under management and increased labor costs.

     General and administrative expenses. General and administrative expenses decreased $238,000, or 28%, from $861.000 in 1999 to $623,000 in 2000, primarily due to operating efficiencies. As a percentage of revenues, general and administrative expenses decreased 16.9 pts due to operating efficiencies.

     Other
     -----

The following table sets forth the consolidated condensed results of operations for the three- and nine-month periods ended September 30, 1999 and 2000 for our Other operations comprised of First Resort Software and corporate.

                                                        Three Months Ended Sept 30,            Nine Months Ended Sept 30,
(dollars in thousands)                                      1999              2000                1999              2000
                                                 ---------------    --------------     ---------------   ---------------
Revenues                                         $   905   100.0%   $  848   100.0%    $ 2,720   100.0%  $ 2,568   100.0%
Direct operating expenses                            436    48.1       465    54.8       1,333    49.0     1,355    52.7
General and administrative expenses                1,764     N/M     2,280     N/M       6,203     N/M     8,164     N/M
                                                 ---------------    --------------     ---------------   ---------------
Operating loss before
  depreciation and amortization                   (1,295)    N/M    (1,897)    N/M      (4,816)    N/M    (6,951)    N/M
Depreciation and amortization                        320    35.3       428    50.5         937    34.4     1,185   46.14
                                                 ---------------   ---------------     ---------------   ---------------
Operating (loss) income                          $(1,615)    N/M   $(2,325)    N/M      (5,753)    N/M   $(8,136)    N/M
                                                 ===============   ===============     ===============   ===============


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999 - Other

     Revenues. Revenues decreased $57,000 or 6% from $905,000 in 1999 to $848,000 in 2000 primarily due to reduced software sales and service fee revenues.

     Direct operating expenses. Direct operating expenses increased $29,000, or 7%, from $436,000 in 1999 to $465,000 in 2000, primarily due to increased operating costs at our First Resort Software operations.

     General and administrative expenses. General and administrative expenses increased $516,000 or 29%, from $1.8 million in 1999 to $2.3 million in 2000, primarily due to the incremental marketing and other costs resulting from the increase in units under management.


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999 - Other

     Revenues. Revenues decreased $152,000 or 6% from $2.7 million in 1999 to $2.6 million in 2000, primarily due to reduced software sales and service fee revenues.

     Direct operating expenses. Direct operating expenses increased $22,000 or 2%, from $1.3 in 1999 to $1.4 million in 2000, primarily due to increased operating costs at our First Resort Software operations.

     General and administrative expenses. General and administrative expenses increased $2.0 million or 32%, from $6.2 million in 1999 to $8.2 million in 2000, primarily due to the incremental marketing and other costs resulting from the increase in units under management.

Liquidity and Capital Resources
-------------------------------

     ResortQuest is a holding company that conducts all of its operations through its subsidiaries operating in 42 resort locations. Accordingly, the primary internal source of our liquidity is through the cash flows realized from our subsidiaries and our amended $50 million Credit Facility. We generated cash flows from operating activities of $6.7 million in the nine months ended September 30, 2000, primarily due to net income. Cash used in investing activities was approximately $11.6 million in the nine months ended September 30, 2000, due primarily to $5.3 million in net cash payments related to the 2000 acquisitions and the earn-out payments related to 1999 acquisitions and $6.3 million in software development and implementation costs and purchases of property and equipment. In the nine months ended September 30, 2000, cash used in financing activities totaled $17.9 million, related to net repayments under our Credit Facility. At September 30, 2000, we had approximately $17.4 million in cash and cash equivalents, of which $17.3 million represented cash held in escrow. The cash held in escrow is released at varying times in accordance with state regulations, generally based upon the guest stay, or for real estate sale deposits when the property is sold. At September 30, 2000, we had a working capital deficit of $19.8 million. Total capital expenditures for 2000 are anticipated to be between $7.0 million and $9.0 million, of which approximately $6.0 million will be for web and software development and systems integration, with the balance being applied to building improvements, furniture, fixtures and equipment. We anticipate that our cash flows from operations will provide cash in excess of our normal working capital levels, debt service requirements and planned capital expenditures for the foreseeable future. However, future acquisitions and/or other initiatives, depending on their size and the method of financing, may affect our liquidity and capital requirements during that time.


Long-Term Borrowings
--------------------

     As of September 30, 2000 our long-term debt is comprised of the $50 million 9.06% Senior Secured Notes due June 2004, and $1.0 million in capital lease obligations and other borrowings assumed in connection with certain acquisitions. As of September 30, 2000, we are in compliance with all debt covenants and have $50 million available under our Credit Facility, subject to certain restrictive covenants. Additionally, our Credit Facility will expire in May 2001 and we are currently in negotiations to replace this facility. We anticipate that the Credit Facility will be replaced by year-end.


Shelf Registration
------------------

     We registered 8.0 million shares of common stock through various shelf registration statement filings. As of September 30, 2000, we have issued in connection with acquisitions 3,063,960 shares under these shelf registration statements, with the remaining 4,936,040 shares available for future acquisitions.


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

     The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. We expect to fund future acquisitions primarily through a combination of cash flows from operating activities, borrowings under the Credit Facility, other debt fundings and issuance of our common stock. Our ability to fund future acquisitions under the Credit Facility may be limited by certain restrictive covenants, the satisfaction of which may be dependent upon our ability to raise additional equity through either offerings for cash or the issuance of stock as consideration for acquisitions. Our ability to fund acquisitions through issuance of our common stock may not be feasible at our current stock price.

Non-compete and Employment Agreements
-------------------------------------

     We have entered into non-compete agreements with many of the former owners of the companies that now comprise ResortQuest. These non-compete agreements are generally three to five years in length effective the day the operations are merged with ResortQuest. Additionally, we have entered into employment agreements with many of these former owners, all senior corporate officers and several key employees. Among other things, these agreements allow for severance payments and some include acceleration of stock option awards upon a change in control of ResortQuest, as defined under the agreements. At September 30, 2000, the maximum amount of compensation that would be payable under all agreements if a change in control occurred without prior written notice would be approximately $10.7 million.


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

                         ResortQuest International, Inc.
                             Performance Statistics
                               September 30, 2000

                                                 Three Months Ended
                                              Sept 30,      Sept 30,
                                                 1999          2000    Variance
                                              -------       -------    --------
Beach
  Lodging Revenues(1)                         $63,266       $67,179         6.2 %
  Occupancy                                     67.9%         63.9%        (4.0)pts
  ADR                                         $193.96       $211.45         9.0 %
  RevPAU                                      $131.79       $135.10         2.5 %
  Total Units                                   5,877         6,013         2.3 %

Hawaii
  Lodging Revenues(1)                         $35,539       $42,409        19.3 %
  Occupancy                                     77.5%         80.9%         3.4 pts
  ADR                                         $102.72       $112.86         9.9 %
  RevPAU                                       $79.61        $91.32        14.7 %
  Total Units                                   5,109         5,413         6.0 %

Mountain
  Lodging Revenues(1)                          $6,028        $5,969        (1.0)%
  Occupancy                                     32.4%         33.3%         0.9 pts
  ADR                                         $104.66       $100.53        (4.0)%
  RevPAU                                       $33.89        $33.43        (1.4)%
  Total Units                                   2,446         2,367        (3.2)%

Desert
  Lodging Revenues(1)                          $  669        $  689         3.0 %
  Occupancy                                     29.2%         29.4%         0.2 pts
  ADR                                          $54.96        $52.98        (3.6)%
  RevPAU                                       $16.05        $15.59        (2.9)%
  Total Units                                     537           548         2.0 %

Total
  Lodging Revenues(1)                        $105,502      $116,246        10.2 %
  Occupancy                                     64.7%         64.7%         0.0 pts
  ADR                                         $142.20       $151.78         6.7 %
  RevPAU                                       $92.06        $98.15         6.6 %
  Total Units                                  13,969        14,341         2.7 %


(1) Lodging revenues are in thousands and represent the total rental charged to property rental customers. Our revenue represents from 3% to over 40% of the lodging revenues based on the services provided by us.

For better comparability, the above statistics exclude all non-exclusive management contracts as well as all properties that were not acquired by ResortQuest prior to third quarter 1999, which approximated 3,700 units as of September 30, 2000. Also excluded from these statistics are owner use nights and renovation nights which were approximately 10.1% of gross available nights in the three months ended September 30, 2000 and 10.3% of gross available nights in the three months ended September 30, 1999.

                         ResortQuest International, Inc.
                             Performance Statistics
                               September 30, 2000

                                                  Nine Months Ended
                                              Sept 30,      Sept 30,
                                                 1999          2000    Variance
                                              -------       -------    --------
Beach
  Lodging Revenues(1)                        $108,874      $121,691        11.8 %
  Occupancy                                     60.7%         61.8%         1.1 pts
  ADR                                         $148.07       $155.38         4.9 %
  RevPAU                                       $89.89        $96.02         6.8 %
  Total Units                                   5,327         5,485         3.0 %

Hawaii
  Lodging Revenues(1)                        $104,866      $117,782        12.3 %
  Occupancy                                     77.1%         79.8%         2.7 pts
  ADR                                         $102.48       $110.01         7.4 %
  RevPAU                                       $79.05        $87.74        11.0 %
  Total Units                                   5,109         5,413         6.0 %

Mountain
  Lodging Revenues(1)                         $35,119       $33,249        (5.3)%
  Occupancy                                     39.4%         36.4%        (3.0)pts
  ADR                                         $155.78       $161.53         3.7 %
  RevPAU                                       $61.31        $58.83        (4.0)%
  Total Units                                   2,446         2,367        (3.2)%

Desert
  Lodging Revenues(1)                          $5,968        $7,277        21.9 %
  Occupancy                                     45.4%         47.4%         2.0 pts
  ADR                                         $112.25       $112.33         0.0 %
  RevPAU                                       $51.01        $53.21         4.3 %
  Total Units                                     537           548         2.0 %

Total
  Lodging Revenues(1)                        $254,827      $279,999         9.9 %
  Occupancy                                     63.1%         64.1%         1.0 pts
  ADR                                         $125.08       $131.80         5.4 %
  RevPAU                                       $78.95        $84.55         7.1 %
  Total Units                                  13,419        13,813         2.9 %


(1) Lodging revenues are in thousands and represent the total rental charged to property rental customers. Our revenue represents from 3% to over 40% of the lodging revenues based on the services provided by us.

For better comparability, the above statistics exclude all non-exclusive management contracts as well as all properties that were not acquired by ResortQuest prior to first quarter 1999, which approximated 4,300 units as of September 30, 2000. Also excluded from these statistics are owner use nights and renovation nights which were approximately 10.8% of gross available nights in the nine months ended September 30, 2000 and 11.0% of gross available nights in the nine months ended September 30, 1999.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     We do not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and we do not hold any financial instruments for trading purposes. As of June 30, 2000, all of our outstanding debt is at a fixed interest rate and our only foreign operations are in Canada.


PART II - OTHER INFORMATION
-------------------------------

Item 1.  Legal Proceedings
--------------------------

     On May 26, 2000, Hotel Corp. of the Pacific, Inc., a subsidary of ResortQuest International doing business as Aston Hotels & Resorts, instituted legal proceedings in the Circuit Court for the First Circuit of Hawaii against Andre S. Tatibouet, a beneficial owner of more than five percent of our outstanding common stock and the president of Hotel Corp. This action arises out of a document styled Cooperation Agreement that was signed by Andre S. Tatibouet, purporting to act on behalf of Hotel Corp., on the one hand, with Cendant Global Services B.V. and Aston Hotels & Resorts International, Inc., on the other hand. The Cooperation Agreement contains several provisions that are detrimental to Hotel Corp., including provisions purporting to transfer certain intellectual property and limit certain intellectual property rights held by Hotel Corp. Hotel Corp. seeks monetary damages for breach of fiduciary duty, fraud, and negligent misrepresentation. By order of the Circuit Court, the claims asserted by Hotel Corp. in the lawsuit have been consolidated with an arbitration demand, filed with the American Arbitration Association by Mr. Tatibouet, in which he alleges various breaches of his employment agreement with Hotel Corp.

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

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended September 30, 2000.

Signature
---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.
                                         RESORTQUEST INTERNATIONAL, INC.

November 13, 2000                        By: /s/ J. Mitchell Collins
                                          ---------------------------
                                          J. Mitchell Collins
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer,
                                          Chief Accounting Officer
                                          and Duly Authorized Officer)