Form 10-K405
period 2000-12-31
RESORTQUEST INTERNATIONAL INC
filed 2001-04-02
CIK 1057507

 ===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K

      (Mark One)

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

 ===============================================================================
                                                  Name of each exchange
           Title of each class                     on which registered
 -------------------------------------------------------------------------------
       Common Stock, $.01 par value              New York Stock Exchange
 ===============================================================================


           Securities registered pursuant to Section 12(g) of the Act.
                                      None
                                   ----------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X| No |_|
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

      The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was sold as of March 20, 2001 was approximately $157,659,695.

      The number of shares outstanding of each of the registrant's classes of common stock as of March 20, 2000 was 19,110,266 shares of common stock, all of one class.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2000 Annual Report to Shareholders           Parts I, II and IV
Portions of the Proxy Statement for the                      Parts I, III and IV
  2001 Annual Meeting of Shareholders

                                Table of Contents

PART I.................................................................1

ITEM 1.  Business......................................................1

         General.......................................................1
         Industry Overview.............................................2
         Business Strategy.............................................4
         Growth Strategy...............................................6
         Markets.......................................................9
         Services Offered..............................................9
         Marketing....................................................12
         Technology...................................................13
         Competition..................................................14
         Employees....................................................14
         Factors That May Affect Future Results.......................15

ITEM 2.  Properties...................................................24

ITEM 3.  Legal Proceedings............................................24

ITEM 4.  Submission of Matters to a Vote..............................25

Executive Officers of ResortQuest.....................................25

PART II...............................................................26

ITEM 5.  Market for ResortQuest's Common Equity and Related
         Stockholder Matters..........................................26

ITEM 6.  Selected Financial Data......................................26

ITEM 7.  Management's Discussion and Analysis of Financial
         Condition and Result of Operations...........................27

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk...27

ITEM 8.  Financial Statements and Supplementary Data..................27

ITEM 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..........................27

PART III..............................................................27

ITEM 10.  Directors and Executive Officers of ResortQuest.............27

ITEM 11.  Executive Compensation......................................27

ITEM 12.  Security Ownership of Certain Beneficial
          Owners and Management.......................................27

ITEM 13.  Certain Relationships and Related Transactions..............28

PART IV...............................................................28

ITEM 14. Exhibits, Financial Statement Schedules and
         Reports on Forms 8-K.........................................28

         14(a)(1) Financial Statements................................28
         14(a)(2) Financial Statement Schedules.......................28
         14(a)(3) Exhibits............................................28
         14(b) Reports on Form 8-K....................................36

                                     PART I

ITEM 1. BUSINESS

1.     General

     ResortQuest is the leading provider of vacation condominium and home rental property management services in premier destination resorts located in the United States and Canada. We have developed the first and only branded nationwide network of vacation rental properties, and currently offer management services to approximately 18,000 rental properties. Our operations are in 42 premier resort locations in the Beach, Hawaiian Islands, Mountain and Desert geographical regions.

     Our rental properties are generally second homes or investment properties owned by individuals who assign us the responsibility of managing, marketing and renting their properties. We earn management fees as a percentage of the rental income from each property, but have no ownership interest in the properties. In addition to the vacation property management business, we offer real estate brokerage services and other rental and property owner services. We also have developed a proprietary vacation rental software package that is utilized by us and over 800 other vacation property management companies.

     We provide value-added services to both vacationers and property owners. For vacationers, we offer the value, convenience and features of a condominium or home while providing many of the amenities and services of a hotel. For property owners, we offer a comprehensive package of marketing, management and rental services designed to enhance rental income and profitability while providing services to maintain the property. Property owners also benefit from our QuestPerks program, which offers benefits such as discounts on lodging, air travel and car rentals. To increase customer satisfaction, we have developed and implemented a five-tier rating system that segments our property portfolio into five categories: Bronze, Silver, Gold, Platinum and Quest Home.

     We market our properties through various media channels and have significant internet distribution through ResortQuest.com, our proprietary Web site offering "real time" reservations, and our travel marketing agreement with America Online (AOL Keyword: ResortQuest) announced in January 2001. In conjunction with the consummation of our AOL agreement, we have formed ResortQuest Technologies, a division of ResortQuest focused on Internet alliances and inventory distribution. In September 2000, we unveiled our second generation Web site that enhances the booking experience for e-travelers. During 2000, our Web site received more than 30 million page views, a 150% increase from the prior year, and our Web-related reservations increased to approximately 10% of total reservations.

     We completed our initial public offering on May 26, 1998 (the "IPO") and simultaneously acquired 12 vacation rental and property management companies and one vacation property management software company, First Resort Software, Inc. (collectively, the "Founding Companies") (the "Combinations"). Since our IPO, we have acquired an additional 21 vacation rental and property management companies (together with the Founding Companies, the "Operating Companies"), thereby increasing properties under management by approximately

70%, expanding our presence into 14 new resort markets and further enhancing our unique national platform. We believe that our national brand and superior management services, which are designed to enhance rental income for property owners, will provide us with a competitive advantage in attracting additional high quality condominiums and homes in our markets.

     Our revenues are derived primarily from property rental fees on vacation condominium and home rentals and service fees from additional services provided to vacationers and property owners. We receive property rental fees, which are generally a percentage of the rental price of the vacation properties, when the properties are rented. Rental fees range from approximately 3% to over 40% of rents collected based upon the type of services we provide to the property owner and the type of rental units managed. Revenues are recognized ratably over the rental period based on our proportionate share of the total rental price of the vacation condominium or home. For the year ended December 31, 2000, we recognized $78.5 million of property rental fees, representing 52% of our total 2000 revenues. Additional services such as reservations, housekeeping, long-distance telephone, ski lift tickets, beach equipment rental and pool cleaning are charged separately and recorded as service fees revenue. During 2000, we recognized $47.1 million of service fees, representing 31% of our total 2000 revenues. The remaining $26.4 million of our 2000 revenues were derived from other sources, including the sale and service of vacation rental and property management software, net broker commissions on real estate sales and food & beverage sales.

     Our operating results, including the impact of our acquisitions, are subject to the seasonality of our resort locations. The peak season for our Hawaiian Islands, Mountain, Desert and southern Florida operations is the first quarter, and the Beach operations' peak season, other than for southern Florida, is the third quarter.

     A.   Industry Overview

     ResortQuest participates in two large and complex markets, the approximately $526 billion domestic tourism market (as defined by the World Travel & Tourism Council) and the second home or vacation property market. Pleasure travel (trips to visit family and friends as well as leisure travel) accounts for roughly 70% of all travel expenditures. A 1997 Travel Industry Association survey found that 45% of total trips taken in that year were for leisure travel, the sector in which ResortQuest is positioned.

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

     Most vacation condominiums and homes are second homes with absentee owners who are unable to manage the rental process easily. Vacation rental and property management companies facilitate the rental process by handling all interactions with vacationers, including:

     o  accepting reservations;

     o  collecting rental payments, security deposits and other fees;

     o  operating check-in and check-out locations; and

     o  arranging for inspections, security and maintenance.

The publishing of catalogs, print advertising and other marketing activities of a successful vacation rental and property management company also can enhance the vacation condominium or home's occupancy rate and increase rental income to the property owner.

     The vacation rental and property management industry is highly fragmented, with an estimated 4,000 vacation rental and property management companies in the United States. Most vacation rental condominiums and homes are managed by and booked through local vacation rental and property management firms, whose principal means of attracting property owners and vacationers are by referral, word of mouth, limited local advertising and direct mailings. Before ResortQuest, there was no central reservations service for vacationers or travel agents to obtain information regarding most condominium or home rental opportunities at popular destination resorts nationwide or for booking such rentals once a destination was selected. We believe the vacation rental and property management industry remains highly inefficient and presents a significant market opportunity for a well-capitalized company offering a national, branded network of high-quality vacation condominiums and homes with superior levels of customer service.

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

     Capitalize on Technology. We market our properties through various media channels and have significant internet distribution through resortquest.com, our proprietary Web site offering "real time" on-line reservation booking capabilities, and our travel marketing agreement with America Online (AOL
Keyword: ResortQuest) announced in January 2001. In conjunction with the consummation of our AOL agreement, we have formed ResortQuest Technologies, a division of ResortQuest focused on Internet alliances and inventory distribution. In September 2000, we unveiled our second generation Web site that enhances the booking experience for e-travelers. In addition to detailed property descriptions, virtual tours, interior and exterior photos and floor plans, and local information available at our original Web site, vacationers can search for properties by date, activity, event or location; comparison shop among similar vacation rental units; check for special discounts and promotions; and obtain maps and driving directions. The site also allows foreign travelers to obtain currency conversion rates. We also added AXS Technologies software that provides high speed/high resolution, scroll, pan and zoom imaging. During 2000, our Web site received more than 30 million page views, a

150% increase from the prior year, and our Web-related reservations increased to approximately 10% of total reservations

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

     Enhance Value for Property Owners. We provide property owners with superior management services by combining local management expertise with the marketing power and resources of a leading national brand, which work to increase rental income through increased occupancy and rental rates. Since substantially all of the condominiums and homes managed by us are second homes with absentee owners, we offer a range of high quality vacation rental and property management services designed to meet the broad real estate needs of these owners. In most markets, we will assume broad responsibility for the condominium or home, from marketing and coordinating all aspects of renting the individual condominium or home to managing common areas and homeowners' associations. In addition, we provide owners with concise, timely and accurate monthly statements and payments for the rental and management of their condominiums and homes. Property owners also benefit from our QuestPerks program, which offers discounts on lodging, air travel and car rentals. We believe that our reputation for high quality, comprehensive management services will be a key competitive advantage in increasing the number of condominiums and homes under our management within our existing markets.

     Capitalize On the Experience of Senior Management. Our senior management team has the breadth of experience necessary to execute our business plan effectively.

     o David L. Levine, Chairman, President and Chief Executive Officer, is the former President and Chief Operating Officer of Equity Inns, Inc., a leading real estate investment trust specializing in hotel acquisitions. Concurrently he served as President and Chief Operations Officer of Trust Management, Inc., which operated Equity Inns properties.

     o James S. Olin, Executive Vice President and Chief Operating Officer of ResortQuest International, Inc., is the former President of Abbott Resorts, our largest Operating Company, and Vice President for ResortQuest's Gulf Coast Region. He has over 13 years of experience in the travel and tourism industry.

     o Frederick L. Farmer, Executive Vice President and President of ResortQuest Technologies, has more than 21 years of experience working for Fortune 500 companies. Mr. Farmer most recently spent 12 years with Marriott International as Senior Vice President, Internet and Desktop Services and was responsible for positioning Marriott for Internet commerce.

     o J. Mitchell Collins, Senior Vice President and Chief Financial Officer, is a former senior manager with Arthur Andersen LLP and head of real estate and hospitality services for Andersen's Mid-South practice. He has over a decade of financial consulting experience with significant experience with mergers and acquisitions and special expertise in the integration of multiple reporting functions for large hospitality companies.

     o    Paul N. Manteris, Senior Vice President, Homeowner
          Relations/Operations, is the former Manager of Training and Special Projects for Premier Resorts, Inc., a hospitality management company operating primarily in the Western United States and Hawaii. He has over 22 years of experience in the hospitality industry.

     o W. Michael Murphy, Senior Vice President and Chief Development Officer, leads our mergers and acquisitions effort and is in charge of new business development. Mr. Murphy has been involved with real estate acquisition businesses and the hospitality industry for more than 26 years.

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

          1.   Internal Growth

     The primary elements of our internal growth strategy include:

     Fully Implement Our National Marketing Strategy. We have implemented a multi-faceted national marketing program designed to increase vacationer awareness of the ResortQuest brand, while promoting the unique characteristics of our individual resorts. This comprehensive marketing program targets consumers and the travel trade through high-profile advertising, direct mail, e-mail marketing, public relations, promotional programs and ResortQuest.com. In order to maximize the online exposure of ResortQuest.com and our approximately 18,000 vacation rental properties, we completed a travel marketing agreement with America Online (AOL Keyword: ResortQuest) during 2000. Our marketing program is designed to attract new customers as well as to cross-sell additional services and locations to existing customers, thereby increasing customer loyalty by offering customers similar properties and services in our other resorts that meet the vacationer's expectations based, in part, on their previous experiences with us. We believe the integrated marketing efforts of our Operating Companies will increase customer awareness of the ResortQuest brand, lead to an increased demand for our rentals and result in higher occupancy and rental rates for our condominium and home owners. We also believe that the anticipated increase in rental income for owners will ultimately be a competitive advantage in attracting new property owners.

     Increase Market Share Within Existing Markets. A key element of our growth strategy is to increase our selection of condominiums and homes in order to expand our market share and strengthen the local brands of each of our Operating Companies. We intend to continue to attract new property owners by achieving high occupancy rates through effective national and regional marketing, cross-selling and offering additional incentives to property owners, such as QuestPerks, our travel benefits program for owners of properties we manage. In addition, in order to capture a higher portion of the rental business from new condominiums and homes being built in our markets, we will focus on building and strengthening our relationships with both local and national resort developers as well as real estate brokerage companies.

     Expand Profit Margins. Through the implementation of common accounting systems and best management practices of our Operating Companies, we believe there are numerous opportunities to improve our overall profit margins. The conversion to an integrated common accounting solution was begun during 2000. When completed during 2001, we expect to achieve significant annual payroll savings. We continue to improve the efficiency of certain basic services such as reservations, housekeeping and laundry. We also believe that larger inventories of condominiums and homes in our markets will provide certain economies of scale in advertising, check-in locations, management, housekeeping and other services. We have already achieved savings through company-wide contracts for long distance telephone service, credit card fees and insurance. We believe that enhanced efficiency and economies of scale will reduce overall operating costs and allow us to achieve increased margins by spreading operating and corporate overhead costs over a larger revenue base. In addition, several of our Operating Companies have developed unique additional revenue opportunities, such as assisting property owners in refurbishing their properties, offering trip cancellation insurance and charging fees for certain concierge-type services, several of which can be replicated by our other Operating Companies.

     Use Additional Marketing Channels. Historically, most vacationers have located vacation condominiums and homes through referrals, word-of-mouth, limited local advertising and direct mailings. We believe there are significant opportunities to continue to expand the use of additional marketing channels. We plan to capitalize on our extensive market presence by increasing the use of other marketing channels such as the Internet, travel agents and national print media, which are difficult for local vacation rental and property management companies to use in a cost-effective manner. Given our size and presence in premier destination resorts, we believe we are an attractive partner to travel agents, tour package operators and other travel providers. These relationships should continue to be a significant source of new customers and, in particular, will be a valuable marketing channel for off-peak seasons.

          2.   Selectively Pursue Strategic Acquisitions

     Since we commenced operations in May 1998 with the acquisition of the 12 Founding Companies, we have acquired 21 additional vacation rental and property management companies. We will selectively pursue strategic acquisitions in new markets and tuck-in acquisitions through which we can expand our selection of rental inventory in our existing markets. We believe that we provide acquisition candidates with a number of significant benefits, including:

     o    affiliation with a national brand;

     o the ability to cross-sell to customers of other vacation rental and property management companies within the ResortQuest network;

     o the ability to increase liquidity as a result of our financial strength as a public company and access to additional sources of capital; and

     o the ability to increase profitability as a result of our centralization of certain administrative functions and other economies of scale.

     D.   Markets

     We currently manage condominiums and homes in 42 premier Hawaiian, mountain, beach and desert resorts throughout the United States and in Canada. The table below sets forth the resort locations at which we manage vacation condominium and home properties and the aggregate number of properties managed in each of the following states at December 31, 2000.

      HAWAIIAN RESORTS
        Hawaii: Hawaii, Kauai, Maui and Oahu............................ 5,352

      MOUNTAIN RESORTS
       Colorado: Aspen, Breckenridge, Crested Butte, Dillon, Snowmass
       Village and Telluride............................................ 1,354
       British Columbia: Whistler.......................................   635
       Utah: The Canyons, Deer Valley and Park City.....................   371
       Montana: Big Sky.................................................   232
       Oregon: Sunriver.................................................   138
       Idaho: Sun Valley................................................   165

      BEACH RESORTS
       Florida: Beaches of South Walton, Bonita Springs, Captiva Island,
        Destin, Fort Myers, Fort Myers Beach, Marco Island, Okaloosa
        Island/Fort Walton Beach, Orlando, Navarre Beach, Naples
        Pensacola Sanibel Island and Vanderbilt Beach................... 4,953
       Massachusetts: Nantucket......................................... 1,200
       South Carolina: Hilton Head Island...............................   619
       Delaware: Bethany Beach..........................................   562
       North Carolina: The Outer Banks..................................   826
       Georgia: St. Simons Island.......................................   460
       Alabama: Gulf Shores.............................................   347
       Ohio: Lake Erie Islands..........................................   152

      DESERT RESORTS                                                       245
       California: Palm Desert and Palm Springs.........................
       Arizona: Scottsdale and Tucson...................................   334
                                                                           ---

      TOTAL............................................................. 17,945
                                                                         ======

     1.   Services Offered

     Services Offered to Vacationers. We provide services to vacationers during all stages of the rental process from the selection and reservation of a condominium or home through the vacationers' arrival and duration of their stay. To make the selection and reservation process as simple and convenient as possible, ResortQuest.com, our on-line, single-source, interactive web site that is accessible through AOL Keywords: ResortQuest and Vacation Rental, provides consumers with instant access to our inventory of approximately 18,000 vacation rental properties. Vacationers can check availability and rental rates, view extensive information about each property, including photographs and floor plans, take virtual tours of our condominium and home rental units and popular attractions in all of our resort locations, obtain information about special offers and promotions and make real-time reservations directly on-line. Vacationers can customize their searches of our rental inventory based upon either type of resort destination, including beach, mountain, island and desert, or type of activity, including golf, skiing, tennis and fishing. Vacationers also can search for rental units in several different resort locations simultaneously.

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

     To help ensure that vacationers' expectations are met, we implemented a comprehensive quality standard program. As part of this program, each of our Operating Companies is required to deliver a standardized, basic level of products and services that affect the overall experience of vacationers. We have established a detailed listing of standards relating to:

     o    the reservation, check-in and check-out processes;

     o    the provisions included in each rental unit;

     o    the services and amenities provided during the vacationer's stay;

     o the maintenance of the grounds and facilities surrounding the rental unit; and

     o    the response of employees to problems raised by vacationers.

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

     We have developed specific, detailed criteria for each of our accommodation categories, based on quality, appearance and features of the rental properties including property furnishings, soft goods, flooring, kitchen/appliances, televisions and stereos, bathrooms and decor. Similarly, we have standardized the use of property location descriptions. We perform periodic on-site reviews of each of our rental properties to update our accommodation category ratings.

     Services Offered to Condominium and Home Owners. We provide condominium and home owners a comprehensive set of high-quality vacation rental and property management services by combining local management expertise and attention with the marketing resources of a national brand. In most markets, we will assume complete responsibility for rental management of the condominium or home, including marketing, renting and maintaining the specific property as well as managing the common areas and homeowners' associations. We currently engage in extensive marketing activities, including our interactive web site, ResortQuest.com that is accessible through AOL Keywords: ResortQuest and Vacation Rentals, print advertising in high-profile national publications and e-mail marketing, as well as direct catalog mailings to prior and prospective vacationers and direct solicitations of travel agents and wholesalers. We also handle all interaction with vacationers, including accepting reservations, collecting rental payments and security deposits, operating check-in and check-out locations and offering linen, housekeeping and other services. Property owners are paid rental income each month for rental activity in the preceding month and are given a concise, timely and accurate monthly statement which details the rental activity and management of their condominiums and homes.

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

     For owners desiring to sell their vacation condominium or home, we offer traditional real estate brokerage services in 29 resort locations, including listing and showing the property. Also, ResortQuest.com provides multiple location real estate listings for these resort locations. We believe that providing real estate brokerage services gives us a competitive advantage in identifying and securing properties for our rental management services and allows us to meet all of the needs of vacation property owners.

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

     In addition to local and regional promotional campaign's designed to drive occupancy rates, our marketing strategy is aimed at building awareness of the ResortQuest brand name and image, cross-selling our destinations and promoting ResortQuest.com. Since our initial public offering, we have developed a comprehensive, national marketing campaign targeting consumers and the travel trade through direct mail, e-mail marketing, public relations, promotional programs and high-profile print advertising in publications such as Fortune, Travel & Leisure, Ski, Golf Magazine, Southern Living and Readers Digest. We also market to travel agents primarily through advertisements in trade publications and attendance at national and regional travel industry trade shows. Tour package operators typically combine transportation to a destination resort with our vacation condominiums and homes and a car rental. Tour packages are distributed almost exclusively through travel agents.

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

     According to Forrester Research, consumers are adopting online travel faster than any other retail segment of the burgeoning e-commerce field. Online travel is expected to reach nearly $8.9 billion by 2002. In order to maximize the online exposure of ResortQuest.com and our approximately 18,000 vacation rental properties, we formed a strategic marketing agreement with America Online (AOL), under which ResortQuest became a premium sponsor of a new vacation rentals area on the travel channels of several AOL brands. Through this agreement, ResortQuest inventory will be presented to the more than 29 million AOL and CompuServe members and tens of million of additional users of AOL's other web brands.

     We believe that a national marketing campaign increases the effectiveness of the existing Operating Companies and those to be acquired in the future, and expands the universe of potential customers for each resort location in which we operate.

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

     G.   Technology

     First Resort Software, one of the Founding Companies, is a leading provider of integrated management, reservations and accounting software for the vacation rental and property management industry. All of our Operating Companies and over 800 other vacation rental and property management companies use the software programs developed by First Resort Software. These programs were developed to overcome problems encountered by rental property managers in attempting to use software programs developed for the hotel industry. The basic software developed by First Resort Software allows vacation rental and property management companies to automate and computerize their reservations, billings, rental management and accounting tasks. Vacation rental and property management companies can use the software developed by First Resort Software to enter current rates on individual condominiums and homes and access specific descriptions of those condominiums and homes for potential customers. The software also allows companies to generate monthly revenue reports for property owners and to coordinate maintenance and housekeeping schedules. First Resort Software also offers additional modules and interfaces, including a work order generator, activities management system, credit card interface and on-line booking interface through the Internet. First Resort Software is developing a JAVA Client/Server based graphical reservations application that will allow users of its software to completely integrate their reservations systems with the Internet, as well as a JAVA Client/Server based version of all of its existing software applications.

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

         H. Competition

     The vacation rental and property management industry is highly competitive and has low barriers to entry. The industry has two distinct customer groups: vacation property renters and vacation property owners. We believe that the principal competitive factors in attracting vacation property renters are:

     o    market share and visibility;

     o    quality, cost and breadth of services and properties provided; and

     o    long-term customer relationships.

The principal competitive factors in attracting vacation property owners are the ability to generate higher rental income and to provide comprehensive management services at competitive prices. We compete for vacationers and property owners primarily with approximately 4,000 vacation rental and property management companies that typically operate in a limited geographic area. Some of our competitors are affiliated with the owners or operators of resorts in which such competitors provide their services. Certain of these smaller competitors may have lower overhead cost structures and may be able to provide their services at lower rates.

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

     J.   Employees

     As of December 31, 2000 we had over 4,000 total employees. We rely significantly on temporary employees to meet peak season demands. In the course of performing service and maintenance work, we also utilize the services of independent contractors. We believe our relationships with our employees and independent contractors are good.

     K.   Factors That May Affect Future Results

     Our disclosure and analysis in this report and in our 2000 Annual Report to Shareholders contain some forward-looking statements. forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. they use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. in particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. from time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

     Any or all of our forward-looking statements in this report, in the 2000 Annual Report and in any other public statements that we make, may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion above will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

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

     Prior to the time we completed our acquisition of our Operating Companies, each company operated as a separate, privately held entity. For financial reporting, we currently rely on the existing reporting systems of each of these Operating Companies. The consolidated financial information covers periods when the Operating Companies and ResortQuest were not under common control or management. Consequently, they may not be indicative of our future financial or operating results.

     We May Not Be Able to Integrate Successfully Any Future Acquisition.

    We cannot assure you that our management group will be able to continue to manage effectively the combined entity or implement effectively our operating and growth strategies. If we are unable to integrate successfully the existing Operating Companies and any future acquisitions, it could have a material adverse effect on our business and financial results.

     Our Operating Companies offer a variety of different services to property owners and vacationers, apply different sales and marketing techniques to attract new customers, use different fee structures and target different customer segments. In addition, almost all of our Operating Companies operate in different geographic markets with varying levels of competition, development plans and local market dynamics. These differences increase the risk inherent in successfully completing the integration of our future acquisitions.

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

     o    failure of acquired companies to achieve expected financial results;

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

     We May Not Be Able to Finance Future Acquisitions.

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

     o    unfavorable publicity about us or our industry; and

     o significant price and volume volatility in the stock market in general for reasons unrelated to us.

     The Number of Shares Available for Sale Could Cause Our Stock Price to Decline.

     The market price of our common stock could drop as a result of the sale of substantial amounts of our common stock in the public market, or the perception that such sales could occur. We had 18,988,246 shares of our common stock outstanding as of December 31, 2000. The 6,670,000 shares of our common stock sold in our initial public offering are freely tradable unless held by our affiliates. Simultaneous with the closing of the acquisition of the 12 Founding Companies, the stockholders of the 12 Founding Companies received 6,119,656 shares, and our management and founders received 3,134,630 shares. These 9,254,286 shares were not registered under the Securities Act of 1933, and, therefore, could not be sold unless registered under the Securities Act of 1933 or sold pursuant to an exemption from registration. These shares, unless held by our affiliates, may be resold pursuant to the exemption from registration provided by Rule 144 under the Securities Act.

     We have issued 3,063,960 shares in connection with the 21 acquisitions that closed since the initial public offering. All of these shares were registered under the Securities Act and 346,905 of these shares are subject to certain contractual transfer restrictions expiring during 2001.

     Our Business and Financial Results Depend Upon Factors That Affect the Vacation Rental and Property Management Industry.

     Our business and financial results are dependent upon various factors affecting the vacation rental and property management industry. Factors such as the following could have a negative impact on our business and financial results:

     o reduction in the demand for vacation properties, particularly for beach, island and mountain resort properties;

     o    adverse changes in travel and vacation patterns;

     o    adverse changes in the tax treatment of second homes;

     o    a downturn in the leisure and tourism industry;

     o    an interruption of airline service;

     o    increases in gasoline or airfare prices; and

     o adverse weather conditions or natural disasters, such as hurricanes, tidal waves or tornadoes.

     Our Operating Results Are Highly Seasonal.

     Our business is highly seasonal. The financial results of each of our Operating Companies have been subject to quarterly fluctuations caused primarily by the combination of seasonal variations and when revenue is recognized in the vacation rental and property management industry. Peak seasons for our Operating Companies depend upon whether the resort is primarily a summer or winter destination. During 2000, we derived approximately 25.4% of our revenues and 29.2% of our operating income in the first quarter and 30.9% of our revenues and 56.5% of our operating income in the third quarter. Although the seasonality of our financial results may be partially mitigated by the geographic diversity of the existing Operating Companies and any future acquisitions, we expect a significant seasonal factor with respect to our financial results to continue.

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

     We also depend on travel agents, package tour providers and wholesalers for a substantial portion of our revenues. During 2000, we derived approximately 25% of our revenues from sales made through travel intermediaries. Failure of travel intermediaries to continue to recommend or package our vacation properties could result in a material adverse effect on our business and financial results.

     Our Business Could Be Harmed If the Market for Leisure and Vacation Travel Does Not Continue to Grow.

     Although travel and tourism expenditures in the United States grew at a compounded annual rate of 6.1% between 1987 and 1997, there have been years in which spending has declined. We cannot assure you that we or the total market for vacation property rentals will continue to experience growth. Factors affecting our ability to continue to experience internal growth include our ability to:

     o    maintain existing relationships with property owners;

     o    expand the number of properties under management;

     o    increase rental rates and cross-sell among our Operating Companies;
          and

     o    sustain continued demand for our rental inventory.

     Our Operations Are Concentrated in Three Geographic Areas.

   We manage properties that are significantly concentrated in beach and island resorts located in Florida and Hawaii and mountain resorts located in Colorado and Utah. The following table sets forth the December 31, 2000 consolidated revenues and percentage of total revenues derived from each region (dollars in thousands).

                                                   Consolidated    % of Total
 Region                                               Revenues      Revenues
 ------                                               --------      --------

 Florida..........................................    $ 54,246        35.7%
 Hawaii...........................................      26,047        17.1
 Colorado ........................................      21,157        13.9
 Other1...........................................      50,564        33.3
                                                      --------       -----
 Total                                                $152,014       100.0%
                                                      ========       =====

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

     Our Business Depends On Attracting and Retaining Highly Capable Management and Employees.

     Our business substantially depends on the efforts and relationships of David L. Levine, Chairman, President and Chief Executive Officer, the other executive officers of ResortQuest and the senior management of our Operating Companies. Furthermore, we will likely be dependent on the senior management of any businesses acquired in the future. If any of these persons becomes unable or unwilling to continue in his or her role, or if we are unable to attract and retain other qualified employees, it could have a material adverse effect on our business and financial results. Although we have entered into employment agreements with each of our executive officers and the majority of the managers of our Operating Companies, we cannot assure you that any of these individuals will continue in his or her present capacity for any particular period of time.

     The Substantial Amount of Goodwill Resulting from Our Acquisitions Could Adversely Affect Our Financial and Operating Results.

     Approximately $187.5 million or 70.6% of our total assets at December 31, 2000 is net goodwill, which represents the excess of what we paid over the estimated fair market value of the net assets we acquired in business combinations accounted for as purchases. We amortize goodwill on a straight-line basis over a period of 40 years, except for First Resort Software, whose goodwill is being amortized over 15 years. The amount of goodwill amortized in a particular period constitutes a non-cash expense that reduces our net income.

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

     The Financial Accounting Standards Board issued an Exposure Draft on February 15, 2001 to address its revised views for accounting for business combinations with a final standard expected to be released in June 2001. If adopted as currently proposed, goodwill related to our future and historical acquisitions will no longer be amortized. Goodwill will be subject to reviews for impairment upon the occurrence of certain events, and, if impaired, a write-down would be recorded. We recorded goodwill amortization of $4.9 million in 2000.

     If Vacation Rental Property Owners Do Not Renew a Significant Number of Property Management Contracts Our Business Would be Adversely Affected.

     We provide rental and property management services to property owners pursuant to management contracts which generally have one year terms. The majority of such contracts contain automatic renewal provisions but also allow property owners to terminate the contract at any time. If property owners do not renew a significant number of management contracts or we are unable to attract additional property owners, it would have a material adverse effect on our business and financial results. In addition, although most of our contracts are exclusive, industry standards in certain geographic markets dictate that rental services be provided on a non-exclusive basis. Less than 3% of our revenues for 2000 were derived from rental services provided on a non-exclusive basis. We are unable to determine the percentage of the national rental services market that is provided on a non-exclusive basis.

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

     Existing Management, Directors and Their Affiliates Own Enough Shares to Exercise Substantial Influence Over Matters Requiring a Vote of Stockholders.

     Management, directors and their affiliated entities, as of December 31, 2000, owned shares of common stock representing approximately 12% of the total voting power of the common stock. They would own approximately 14% of the voting power of the common stock if all shares of voting-restricted common stock, which are entitled to one-half vote per share, were converted into unrestricted common stock. These persons, if acting together, will likely be able to exercise substantial influence over the election of the directors and the disposition of any matter submitted to a vote of stockholders.

     Any Adverse Change in the Real Estate Market Could Adversely Affect Our Financial and Operating Results.

     We derived approximately 11.3% of our consolidated revenues for 2000 from net real estate brokerage commissions. Any factors that adversely affect real estate sales, such as a downturn in general economic conditions or changes in interest rates, the tax treatment of second homes or property values, could have a material adverse effect on our business and financial results.

     We Are Subject to Governmental Regulation of the Vacation Rental and Property Management Industry.

     Our operations are subject to various federal, state, local and foreign laws and regulations, including licensing requirements applicable to real estate operations and the sale of alcoholic beverages, laws and regulations relating to consumer protection and local ordinances. Many states have adopted specific laws and regulations which regulate our activities, such as:

     o    anti-fraud laws;

     o    real estate and travel services provider license requirements;

     o    environmental laws;

     o    telemarketing laws;

     o    labor laws; and

     o    the Fair Housing Act.

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

     At December 31, 2000, the former principal stockholder of Aston owed us approximately $5.1 million plus accrued interest, either directly or through entities controlled by him, including properties managed by Aston. This amount is fully collateralized by certain real estate owned by the former principal stockholder.

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

ITEM 2.  PROPERTIES

     ResortQuest has 156 properties in 42 locations in 17 states and provinces in the United States and Canada. These properties consist principally of offices and maintenance, laundry and storage facilities. We own 23 of these facilities and lease the remaining 133 properties. ResortQuest considers all of its owned and leased properties to be suitable and adequate for the conduct of its business.

ITEM 3.  LEGAL PROCEEDINGS

     On May 26, 2000, Hotel Corp. of the Pacific, Inc., a subsidary of ResortQuest doing business as Aston Hotels & Resorts, instituted legal proceedings in the Circuit Court for the First Circuit of Hawaii against Andre
S. Tatibouet, a previous director of ResortQuest, a previous beneficial owner of more than five percent of our outstanding common stock and currently the president of Hotel Corp. This action arises out of a document styled Cooperation Agreement that was signed by Andre S. Tatibouet, purporting to act on behalf of Hotel Corp., on the one hand, with Cendant Global Services B.V. and Aston Hotels & Resorts International, Inc., on the other hand. The Cooperation Agreement contains several provisions that are detrimental to Hotel Corp., including provisions purporting to transfer certain intellectual property and limit certain intellectual property rights held by Hotel Corp. Hotel Corp. seeks monetary damages for breach of fiduciary duty, fraud and negligent misrepresentation. By order of the Circuit Court, the claims asserted by Hotel Corp. in the lawsuit have been consolidated with an arbitration demand, filed with the American Arbitration Association by Mr. Tatibouet, in which he alleges various breaches of his employment agreement with Hotel Corp.

     Also on May 26, 2000, ResortQuest International and Hotel Corp. brought action in the Ciruit Court for the First Circuit of Hawaii against Cendant Corporation, Aston Hotels & Resorts International, Inc. and Cendant Global Services B.V. ("Defendants"). It is the position of ResortQuest and Hotel Corp. that the Cooperation Agreement is voidable because (i) it was entered in breach of a prior agreement between ResortQuest, and the parent company of Cendant Global Services B.V. and Aston Hotels & Resorts International, Inc., Cendant Corporation, and (ii) it was entered into by an interested director and officer of Hotel Corp. who was engaging in self-dealing. Accordingly, ResortQuest and Hotel Corp. seek damages for breach of contract against Cendant, and the equitable remedies of rescission and replevin. We believe that we have meritorious claims in each matter.

     We are also involved in various legal actions arising in the ordinary course of our business. We do not believe that any of the remaining actions will have a material adverse effect on our business, financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                        EXECUTIVE OFFICERS OF RESORTQUEST

     As of March 20, 2001, the following executive officers of ResortQuest hold the offices indicated until their successors are chosen and qualified after the next annual meeting of shareholders:

David L. Levine.........53    Chairman, President and Chief Executive Officer
James S. Olin...........42    Executive Vice President and Chief Operating Officer
Frederick L. Farmer.....51    Executive Vice President, Chief Information Officer
                              and President of ResortQuest Technologies
J. Mitchell Collins.....32    Senior Vice President and Chief Financial Officer
Paul N. Manteris........61    Senior Vice President, Homeowner Relations/Operations
                              Support
W. Michael Murphy.......55    Senior Vice President and Chief Development Officer

     David L. Levine is the Chairman, President and Chief Executive Officer of ResortQuest. Mr. Levine became Chairman in May 2000 and Chief Executive Officer in December 1999. From May 1998 to December 1999, he was the President and Chief Operations Officer of ResortQuest. Mr. Levine was President and Chief Operating Officer of Equity Inns, Inc., a real estate investment trust that specializes in hotel acquisitions, from June 1994 to April 1998. Mr. Levine was also President and Chief Operations Officer of Trust Management Inc., which operated Equity Inns properties, from June 1994 until November 1996. Prior to that, he was President of North American Hospitality, Inc., a hotel management and consulting company, which he formed in 1985.

     James S. Olin became the Chief Operations Officer of ResortQuest in January 2000 and was named Executive Vice President of ResortQuest International in December 2000. He was the President of Abbott Resorts, our largest Operating Company, from 1992 to January 2000. ResortQuest acquired Abbott Resorts in September 1998. From February 1999 to January 2000, he also served as Vice President for ResortQuest's Gulf Coast Region, covering 14 resort areas in Florida and along the Gulf Coast. Prior to joining Abbott Resorts, Mr. Olin was the Director of Economic Development for the Gainesville, Florida Area Chamber of Commerce form 1989 to 1992.

     Frederick L. Farmer became Senior Vice President and Chief Information Officer of ResortQuest in May 1998 and was named Executive Vice President and President of ResortQuest Technologies. Mr. Farmer was Senior Vice President for Internet and Desktop Services of Marriott International from November 1996 to April 1998. He also served as Vice President of Data Resources & Services for Marriott International from March 1992 to November 1996.


     J. Mitchell CollinS became Senior Vice President and Chief Financial Officer of ResortQuest in March 2000. Mr. Collins was employed with Arthur Andersen LLP from 1990 to February 2000 where he was a Senior Manager and head of real estate and hospitality services for Andersen's Mid-South practice. He also served on Andersen's global real estate and hospitality services team.

     Paul N. Manteris became Senior Vice President, Homeowner Relations/Operations Support in January 2000. From September 1998 to January 2000, he was Vice President of Operations for ResortQuest. From November 1997 to September 1998, Mr. Manteris opened and operated a bagel franchise on the island of Maui, Hawaii. He was Manager of Training and Special Projects for Premier Resorts Inc., a hospitality management company operating primarily in the West and Hawaii, from 1993 to 1997. From 1989 to 1993 Mr. Manteris was employed with Village Resorts, Inc, a property management company, as general manager of various resorts including, Radisson Picacho Plaza, Santa Fe, N.M., Wildwood Lodge, Snowmass Village, Co., The Aspen County Inn, Aspen, Co. and Lakeland Village Beach & Ski Resort, S. Lake Tahoe, CA.

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

                                     PART II

ITEM 5.  MARKET FOR RESORTQUEST'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal market for our Common Stock is the New York Stock Exchange. Information required by this item concerning quarterly sales price data is incorporated by reference from the table Stock Price on page 41 of the 2000 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

     Financial information required by this item is incorporated by reference from the Selected Financial Data on page 42 of the 2000 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is incorporated by reference from the Management's Discussion and Analysis on pages 13 through 24 of the 2000 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and we do not hold any financial instruments for trading purposes. As of December 31, 2000, all of our outstanding debt was at a fixed interest rate and our only foreign operations are in Canada.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is incorporated by reference from the Report of Independent Public Accountants found on page 40, from the consolidated financial statements and supplementary data on pages 25 through 39 of the 2000 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF RESORTQUEST

   Information about Directors of ResortQuest is incorporated by reference from the discussion under Item 1 of our Proxy Statement for the 2001 Annual Meeting of Shareholders. The balance of the response to this item is contained in the discussion entitled Executive Officers of ResortQuest in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information about executive compensation is incorporated by reference from the discussion under the heading Compensation of Executive Officers in our Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading Security Ownership of Management and Principal Stockholders in our Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information about certain relationships and transactions with related parties is incorporated herein by reference from the discussion under the heading Certain Relationships and Related Transactions under Item 1 of our Proxy Statement for the 2001 Annual Meeting of Shareholders.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14(a)(1) FINANCIAL STATEMENTS

     ResortQuest International, Inc. The following consolidated financial statements, related notes and report of independent public accountants from the 2000 Annual Report to Shareholders are incorporated by reference into Item 8 of
Part II of this report.


                                                       Pages in the 2000 Annual
                                                        Report to Shareholders
                                                        ----------------------

Consolidated Balance Sheets...........................................25
Consolidated Statements of Income.....................................26
Consolidated Statements of Changes in
   Stockholders' Equity and Comprehensive Income......................27
Consolidated Statements of Cash Flows.................................28
Notes to Consolidated Financial Statements............................29
Report of Independent Public Accountants..............................40
Quarterly Results of Operations.......................................41
Selected Financial Data...............................................42

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

4.3     -   Rights Agreement, dated as of February 25, 1999 between ResortQuest
            International, Inc. and American Stock Transfer & Trust Company, as
            Rights Agent (previously filed on March 30, 1999 as an exhibit to the Company's Annual Report on Form 10-K for the period ended
            December 31, 1999 (File No. 001-14115) and incorporated herein by reference).

4.4     -   Summary of Plan Description for the ResortQuest Savings and
            Retirement Plan (previously filed as exhibit 4.1 to the Company's
            Registration Statement on Form S-8 filed on May 21, 1999).

10.1    -   Form of Employment Agreement between the Company and W. Michael
            Murphy (previously filed on April 27, 1998 as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1
            (File No. 333-47867) and incorporated herein by reference).*

10.2    -   Form of Employment Agreement between the Company and David L. Levine
            (previously filed on April 27, 1998 as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No.
            333-47867) and incorporated herein by reference).*

10.3    -   Form of Employment Agreement between the Company and Frederick L.
            Farmer (previously filed on April 27, 1998 as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1
            (File No. 333-47867) and incorporated herein by reference).*

10.4    -   Form of Employment Agreement between the Company and Andre S.
            Tatibouet (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).*

10.5    -   Form of Officer and Director Indemnification Agreement (previously filed on April 27, 1998 as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).*

10.6    -   Promissory Note (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No.
            333-47867) and incorporated herein by reference).

10.7    -   Consulting Agreement dated September 10, 1998 by and among Abbott
            Realty Services, Inc. and William W. Abbott, Jr. (previously filed on March 30, 1999 as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1999 (File No.
            001-14115) and incorporated herein by reference).*

10.8    -   Form of Officer and Director Indemnification Agreement, as amended
            (previously filed on March 30, 1999 as an exhibit to the Company's
            Annual Report on Form 10-K for the period ended December 31, 1999
            (File No. 001-14115) and incorporated herein by reference).*

10.9    -   Form of Section 401(k) Profit Sharing Plan Adoption Agreement
            (previously filed on March 30, 1999 as an exhibit to the Company's
            Annual Report on Form 10-K for the period ended December 31, 1999
            (File No. 001-14115) and incorporated herein by reference).*

10.10   -   Note Purchase and Guarantee Agreement, dated as of June 1,
            1999(previously filed on July 16, 1999 as exhibit 10.31 to the Company's Form S-4 Registration Statement (File No. 333-83059) and incorporated herein by reference).

10.11   -   Amended and Restated 1998 Long-Term Incentive Plan of the Company
            (previously filed on April 6, 1999 as an exhibit to the Company's
            Proxy Statement (File No. 001-14115) and incorporated herein by reference).*

10.12   -   Employment Agreement between the Company and J. Mitchell Collins, dated as of March 13, 2000 (previously filed on March 30, 2000 as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No 001-14115) and incorporated herein by reference).*

10.13   -   Employment Agreement between the Company and Paul Manteris, dated as of January 3, 2000 (previously filed on March 30, 2000 as an exhibit to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1999 (File No 001-14115) and incorporated herein by reference).*

10.14   -   Employment Agreement between the Company and James Olin, dated as of
            January 4, 2000 (previously filed on March 30, 2000 as an exhibit to the Company's Annual Report on Form 10-K for the year ended December
            31, 1999 (File No 001-14115) and incorporated herein by reference).*

10.15   -   Form of First Amendment to Employment Agreement between the Company and each of David C. Sullivan, David L. Levine, Frederick L. Farmer and W. Michael Murphy, dated as of July 29, 1999 (previously filed on March 30, 2000 as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No 001-14115) and incorporated herein by reference).*

10.16   -   Second Amendment to Employment Agreement between the Company and
            David L. Levine, dated as of December 15, 1999 (previously filed on
            March 30, 2000 as an exhibit to the Company's Annual Report on Form
            10-K for the year ended December 31, 1999 (File No 001-14115) and incorporated herein by reference).*

10.17   -   Amended and Restated Credit Agreement, dated as of January 22, 2001, by and among the Company, the guarantors party thereto, the lenders described therein, Citibank, N.A., as administrative agent for the lenders, Bank of America, N.A., as documentation agent, Credit
            Lyonnais New York Branch, as syndication agent and Salomon Smith
            Barney Inc., as arranger.

10.18   -   Amended and Restated Intercreditor and Collateral Agency Agreement,
            dated as of January 22, 2001, by and among Citibank, N.A., as collateral agent, the noteholders described therein, Citibank, N.A., as agent for the lenders, the lenders described therein and the additional creditors described therein.

13      -   The 2000 Annual Report to Shareholders, which, except for those portions expressly incorporated herein by reference, is furnished solely for the information of the Commission and is not to be deemed
            "filed."

21      -   Subsidiaries of the Company (previously filed on March 30, 2000 as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-14115) and incorporated herein by reference).

23      -   Consent of Arthur Andersen LLP.

27      -   Financial Data Schedule for the Period Ended December 31, 2000.

* Indicates management contract or compensatory plan, contract or arrangement.

14(b) REPORTS ON FORM 8-K

      The Company did not file a report on Form 8-K during the last quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 RESORTQUEST INTERNATIONAL, INC.

                                 By:    /s/ David L. Levine
                                    --------------------------------------------
                                    David L. Levine, Chairman, President and
                                    Chief Executive Officer

Dated: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    SIGNATURE                           TITLE                        DATE
    ---------                           -----                        ----


/s/ David L. Levine              Chairman and Chief            March 30, 2001
- --------------------------       Executive Officer,
(David L. Levine)                Director (Principal
                                 Executive Officer)

/s/ J. Mitchell Collins          Senior Vice President and     March 30, 2001
- --------------------------       Chief Financial Officer
(J. Mitchell Collins)            (Principal Financial and
                                 Accounting Officer)

/s/ William W. Abbott, Jr.       Director                      March 30, 2001
- --------------------------
(William W. Abbott, Jr.)


/s/ Elan J. Blutinger            Director                      March 30, 2001
- --------------------------
(Elan J. Blutinger)


/s/ Joshua M. Freeman            Director                      March 30, 2001
- --------------------------
(Joshua M. Freeman))


/s/ Colin V. Reed                Director                      March 30, 2001
- --------------------------
(Colin V. Reed)

/s/ Michael D. Rose
- --------------------------
(Michael D. Rose)                Director                      March 30, 2001


/s/ David C. Sullivan
- --------------------------
(David C. Sullivan)              Director                      March 30, 2001


/s/ Joseph V. Vittoria
- --------------------------
(Joseph V. Vittoria)             Director                      March 30, 2001


/s/ Theodore L. Weise
- --------------------------
(Theodore L. Weise)              Director                      March 30, 2001