Form 10-Q
period 2001-03-31
RESORTQUEST INTERNATIONAL INC
filed 2001-05-14
CIK 1057507

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of March 31, 2001.

Common Stock ........................... 19,110,266 shares

PART I - FINANCIAL INFORMATION
-------------------------------
Company or group of companies for which report is filed:
         RESORTQUEST INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1. Financial Statements
--------------------------------
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

                                                                 December 31,      March 31,
                                                                         2000           2001
                                                                 ------------      ---------
ASSETS
Current assets
  Cash and cash equivalents                                         $ 26,344       $ 31,606
  Trade and other receivables, net                                     5,957          7,814
  Deferred income taxes                                                1,061          1,016
  Other current assets                                                 8,888          7,620
                                                                    --------       --------
    Total current assets                                              42,250         48,056
                                                                    --------       --------
Goodwill, net                                                        185,733        198,052
Property and equipment, net                                           28,507         33,591
Other assets                                                           6,679          7,446
                                                                    --------       --------
        Total assets                                                $263,169       $287,145
                                                                    ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt                              $    483       $  1,333
  Deferred revenue and property owner payables                        51,653         59,427
  Accounts payable and accrued liabilities                            13,774         18,096
  Other current liabilities                                              303          1,783
                                                                    --------       --------
    Total current liabilities                                         66,213         80,639
                                                                    --------       --------
Long-term debt, net of current maturities                             50,401         52,369
Deferred income taxes                                                  4,041          5,939
Other long-term obligations                                            6,112          6,567
                                                                    --------       --------
        Total liabilities                                            126,767        145,514
                                                                    --------       --------
Stockholders' equity
  Common stock, $0.01 par value, 50,000,000 shares authorized,
    18,988,246 and 19,110,266 shares outstanding, respectively           190            191
  Additional paid-in capital                                         151,960        152,861
  Accumulated other comprehensive income                                 (49)           (53)
  Excess distributions                                               (29,500)       (29,500)
  Retained earnings                                                   13,801         18,132
                                                                    --------       --------
    Total stockholders' equity                                       136,402        141,631
                                                                    --------       --------
        Total liabilities and stockholders' equity                  $263,169       $287,145
                                                                    ========       ========

            The accompanying notes are an integral part of these consolidated condensed balance sheets.

RESORTQUEST INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except share amounts)
(Unaudited)

                                                              Three Months Ended
                                                          March 31,     March 31,
                                                              2000          2001
                                                           -------      --------
Revenues
  Property management fees                                 $22,223       $28,042
  Service fees                                              10,368        11,756
  Real estate and other                                      5,956         5,644
                                                           -------       -------
    Total revenues                                          38,547        45,442
                                                           -------       -------
Operating expenses
  Direct operating                                          19,521        20,911
  General and administrative                                10,501        13,762
  Depreciation                                                 819         1,169
  Goodwill amortization                                      1,194         1,347
                                                           -------       -------
    Total operating expenses                                32,035        37,189
                                                           -------       -------
Operating income                                             6,512         8,253

Interest and other expense, net                              1,330           786
                                                           -------       -------
Income before income taxes                                   5,182         7,467

Provision for income taxes                                   2,331         3,136
                                                           -------       -------
Net income                                                 $ 2,851       $ 4,331
                                                           =======       =======
Earnings per share
   Basic                                                   $  0.15       $  0.23
                                                           =======       =======
   Diluted                                                 $  0.15       $  0.23
                                                           =======       =======



         The accompanying notes are an integral part of these consolidated condensed financial statements.

RESORTQUEST INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share amounts)
(Unaudited)

                                                           Accumulated
                                                           Additional          Other
                                             Common Stock     Paid-in  Comprehensive        Excess Retained           Comprehensive
                                           Shares  Amount     Capital           Loss Distributions Earnings    Total         Income
                                      -----------  ------  ----------  ------------- ------------- --------    -----  -------------
Balance, December 31, 2000 ........    18,988,246   $ 190   $151,960       $ (49)      $(29,500)   $13,801   $136,402
  Net income ......................            --      --         --          --             --      4,331      4,331    $4,331
  Foreign currency translation loss            --      --         --          (4)            --         --         (4)       (4)
  Stock issued in connection
     with acquisitions ............       122,020       1        901          --             --         --        902
                                      -----------   -----   --------       -----       --------    -------   --------    ------
Comprehensive Income ..............                                                                                      $4,327
Balance, March 31, 2001 ...........    19,110,266   $ 191   $152,861       $ (53)      $(29,500)   $18,132   $141,631    ======
                                      ===========   =====   ========       =====       ========    =======   ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

RESORTQUEST INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                 Three Months Ended
                                                               March 31,   March 31,
                                                                   2000        2001
                                                               --------    --------
Cash flows from operating activities:
Net income                                                      $ 2,851     $ 4,331
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and goodwill amortization                        2,013       2,516
  Changes in operating assets and liabilities:
    Trade and other receivables                                  (1,152)     (1,435)
    Accounts payable and accrued liabilities                       (981)      3,559
    Deferred revenue and property owner payables                  4,597      (2,639)
    Other                                                         2,832       4,715
                                                                -------     -------
          Net cash provided by operating activities              10,160      11,047
                                                                -------     -------
Cash flows from investing activities:
  Cash portion of acquisitions, net                                (974)     (2,677)
  Purchases of property and equipment                            (1,429)     (5,098)
                                                                -------     -------
          Net cash used in investing activities                  (2,403)     (7,775)
                                                                -------     -------
Cash flows from financing activities:
  Net credit facility (repayments) borrowings                    (9,000)      2,000
  Repayments of secured mortgage notes                           (5,734)          -
  Borrowings (payments) of capital lease and other obligations       32         (10)
                                                                -------     -------
          Net cash (used in) provided by financing activities   (14,702)      1,990
                                                                -------     -------
Net change in cash and cash equivalents                          (6,945)      5,262
Cash and cash equivalents, beginning of period                   40,239      26,344
                                                                -------     -------
Cash and cash equivalents, end of period                        $33,294     $31,606
                                                                =======     =======


         The accompanying notes are an integral part of these consolidated condensed financial statements.

RESORTQUEST INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(Unaudited)

In these footnotes, the words "Company," "ResortQuest," "we," "our" and "us" refer to ResortQuest International, Inc., a Delaware corporation, and its wholly-owned subsidiaries, unless otherwise stated or the context requires otherwise.


NOTE 1 - BASIS OF PRESENTATION

FORMATION

     ResortQuest is the first company to offer vacation condominium and home rentals, sales and management under a national brand name and is a leading provider of vacation rentals in premier destination resorts located in the continental United States, Hawaii and Canada. Since our initial public offering on May 26, 1998, we have consummated 24 acquisitions, three of which were accounted for under the pooling-of-interests method of accounting.

ACQUISITION COSTS

     Costs incurred in the course of our evaluation of acquisition candidates and the ultimate consummation of acquisitions consist primarily of attorneys' fees, accounting fees and other costs incurred by us in identifying and closing transactions. These costs incurred are deferred on the balance sheet until the related transaction is either consummated or terminated. Similar treatment is followed in recording costs incurred by us in the course of generating additional debt or equity financing. For the acquisitions accounted for under the purchase method of accounting, all transaction costs and the excess of the purchase price over the fair value of identified net assets acquired represent goodwill. Goodwill is amortized over a life up to 40 years and is calculated based on a preliminary estimate that is adjusted to its final balance within one year of the close of the acquisition. Additionally, certain of our acquisitions have "earn-up" provisions that require additional consideration to be paid if certain operating results are achieved over periods of up to three years. This additional consideration is recorded as goodwill when the amount is fixed and determinable.

     The total cost for the first quarter 2001 for current year acquisitions and the earn-up payments related to prior acquisitions was $3.6 million, with 25.1% of the consideration paid in the form of common stock with an aggregate value of $902,000 and the remaining $2.7 million of consideration paid in cash, net of cash acquired. The total cost during 2000 for 2000 acquisitions and the earn-up payments related to the 1999 acquisitions was $7.6 million, with 12.9% of the net consideration paid in the form of common stock with an aggregate value of $989,000, net of retired escrow shares, and the remaining $6.6 million of consideration paid in cash, net of cash acquired.

NOTE 2 - NOTES RECEIVABLE FROM STOCKHOLDERS

     In connection with the initial public offering, we formalized a $4.0 million promissory note resulting from cash advances to a primary stockholder (see Item I. under Part II.) of a predecessor company. On February 16, 2000, this Note was restructured in order to provide for additional collateral. At this time, certain management fee receivables and accrued interest of approximately $1.1 million were also aggregated into a separate note (collectively, the "Notes"). The Notes are collateralized by certain real estate held by the stockholder and bear interest at 1/2% below the prime rate of interest, but not less than 6% and not more than 10%. The $1.1 million note has been paid down to $540,000 as of March 31, 2001; this remaining balance plus accrued interest is due June 30, 2001 and is recorded in Other current assets in the accompanying Consolidated Condensed Balance Sheets. Interest payments under the $4.0 million note are due every January and July 1st, with the principal, recorded in Other assets in the accompanying Consolidated Condensed Balance Sheets, being due in full on May 25, 2008. All payments due under the restructured terms of the Notes have been received.

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

                                                                               Three Months Ended
                                                                           March 31,     March 31,
                                                                               2000          2001
                                                                         ----------    ----------
Basic weighted average common shares outstanding                         18,831,328    19,043,352
Effect of dilutive securities - stock options                                19,627       138,425
                                                                         ----------    ----------
Diluted weighted average common shares outstanding                       18,850,955    19,181,777
                                                                         ==========    ==========


NOTE 4 - SEGMENT REPORTING

     ResortQuest has one operating segment, property management, which is managed as one business unit. The All other segment includes First Resort Software and corporate. At December 31, 2000 and March 31, 2001, approximately 64% and 59%, respectively, of the All other segment assets represents goodwill recorded for First Resort Software and corporate. The following table presents the revenues, operating income and assets of ResortQuest's reportable segment:

                                                                          Three Months Ended
                                                                       March 31,    March 31,
(in thousands)                                                             2000         2001
                                                                       --------     --------
Revenues
  Property management                                                  $ 37,680     $ 44,657
  All other                                                                 867          785
                                                                       --------     --------
                                                                       $ 38,547     $ 45,442
                                                                       ========     ========
Operating income
  Property management                                                  $  9,239     $ 12,342
  All other                                                              (2,727)      (4,089)
                                                                       --------     --------
                                                                       $  6,512     $  8,253
                                                                       ========     ========
Assets
  Property management                                                  $212,000     $238,560
  All other                                                              40,650       48,585
                                                                       --------     --------
                                                                       $252,650     $287,145
                                                                       ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     ResortQuest is the world's largest provider of vacation condominium and home rental property management services in premier destination resorts located in the United States and Canada. We have developed the first and only branded nationwide network of vacation rental properties, and currently offer management services to approximately 20,000 rental properties. Our operations are in 46 premier resort locations in the Beach, Hawaiian Islands, Mountain and Desert geographical regions.

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

     We market our properties through various media channels and have significant internet distribution through resortquest.com, our proprietary Web site offering "real time" reservations, and our travel marketing agreement with America Online (AOL Keyword: ResortQuest) announced in January 2001. In conjunction with the consummation of our AOL agreement, we have formed ResortQuest Technologies; a division of ResortQuest focused on Internet alliances and inventory distribution. In September 2000, we unveiled our second generation Web site that enhances the booking experience for e-travelers. In addition to detailed property descriptions, virtual tours, interior and exterior photos and floor plans, and local information available at our original Web site, vacationers can search for properties by date, activity, event or location; comparison shop among similar vacation rental units; check for special discounts and promotions; and obtain maps and driving directions. The site also allows foreign travelers to obtain currency conversion rates. We also added AXS Technologies software that provides high speed/high resolution, scroll, pan and zoom imaging. During the three months ended March 31, 2001, our Web site received approximately 14 million page views from 2.7 million visitors, a 124% and 114% increase, respectively, from the three months ended March 31, 2000; while our Web-related reservations increased to over 10% of total reservations.

RESULTS OF OPERATIONS

     Our operating results are highly seasonal due to the geographical dispersion of the resort locations in which we operate. The results of operations are subject to quarterly fluctuations caused primarily by the seasonal variations in the vacation rental and property management industry, with peak seasons dependent on whether the resort is primarily a summer or winter destination. Our financial results will be discussed on a consolidated basis, but due to the seasonal nature of our operations, our results will be also discussed by geographic region with Other representing our corporate and First Resort Software operations. For better analysis, the following discussion includes "same-store" comparisons. Same-store comparisons exclude the impact of the three significant acquisitions completed since the first day of the earliest period being discussed. Two of these acquisitions are located in the Mountain region in Sun Valley, Idaho effective July 1, 2000 and in Steamboat, Colorado effective January 1, 2001; and one in the Beach region in Southwest Florida effective January 1, 2001.


CONSOLIDATED

     The following table sets forth the consolidated condensed results of operations for the three months ended March 31, 2000 and 2001.

                                                                       Three Months Ended March 31,
(dollars in thousands)                                                   2000                 2001
                                                             ----------------     ----------------
Revenues                                                      $38,547   100.0%    $ 45,442   100.0%
Direct operating expenses                                      19,521    50.7       20,911    46.0
General and administrative expenses                            10,501    27.2       13,762    30.3
                                                             --------   -----     --------   -----
Operating income before depreciation
  and goodwill amortization                                     8,525    22.1       10,769    23.7
Depreciation                                                      820     2.1        1,169     2.6
Goodwill amortization                                           1,193     3.1        1,347     3.0
                                                             --------   -----     --------   -----
Operating income                                              $ 6,512    16.9%    $  8,253    18.1%
                                                             ========   =====     ========   =====


Three Months Ended March 31, 2001 Compared to Three Months Ended
March 31, 2000 - Consolidated

     Revenues. Revenues increased $6.9 million, or 18%, from $38.5 million in 2000 to $45.4 million in 2001, primarily due to an 18% increase in gross lodging revenues driven by acquisitions. Excluding the impact of our acquisitions, revenues increased $1.7 million or 4% due to a 4% increase in same-store gross lodging revenues driven by a 3% increase in average daily rate ("ADR") and a 3% increase in units under management.

     Direct Operating Expenses. Direct operating expenses increased $1.4 million, or 7%, from $19.5 million in 2000 to $20.9 million in 2001, primarily due to acquisitions. Excluding the impact of our acquisitions, direct operating expenses decreased $300,000 or 2% due to increased operating efficiencies. As a percentage of revenues, direct operating expenses improved 4.7 points primarily due to operating efficiencies.

     General and Administrative Expenses. General and administrative expenses increased $3.3 million, or 31%, from $10.5 million in 2000 to $13.8 million in 2001, primarily due to our acquisitions and corporate initiatives. Excluding the impact of these acquisitions, general and administrative expenses increased $1.9 million, or 18%, due to increased insurance costs, centralized accounting costs, centralized marketing expenditures and other initiatives related to increased units under management. As a percentage of revenues, general and administrative expenses increased 3.1 points primarily due to the impact of acquisitions and corporate initiatives.

     Depreciation. Depreciation increased $349,000, or 43%, from $820,000 in 2000 to $1.2 million in 2001, primarily due to increased technology capital expenditures. As a percentage of revenues, depreciation increased 0.5 points due to the increase in technology capital expenditures.

     Goodwill Amortization. Goodwill amortization increased $154,000, or 13%, from $1.2 million in 2000 to $1.4 million in 2001, primarily due to the impact of our acquisitions. As a percentage of revenues, goodwill amortization remained relatively flat.

BEACH

     The following table sets forth the consolidated condensed results of operations for the three months ended March 31, 2000 and 2001 for our Beach operations in Gulf Shores, Alabama; Bethany Beach, Delaware; Beaches of South Walton, Bonita Springs, Captiva Island, Destin, Fort Myers, Fort Myers Beach, Longboat Key, Marco Island, Okaloosa Island/Fort Walton Beach, Naples, Navarre Beach, Orlando, Pensacola, Sanibel Island, Sarasota, Siesta Key and Vanderbilt Beach, Florida; St. Simons Island, Georgia; Nantucket, Massachusetts; Outer Banks, North Carolina; Lake Erie Islands, Ohio; and Hilton Head Island, South Carolina.

                                                                  Three Months Ended March 31,
(dollars in thousands)                                                 2000              2001
                                                             --------------    --------------
Revenues                                                     $14,043  100.0%   $16,687  100.0%
Direct operating expenses                                      9,347   66.6     10,091   60.5
General and administrative expenses                            4,403   31.4      5,402   32.4
                                                             -------  -----    -------  -----
Operating income before depreciation
  and goodwill amortization                                      293    2.0      1,194    7.1
Depreciation                                                     417    2.9        344    2.1
Goodwill amortization                                            636    4.5        726    4.4
                                                             -------  -----    -------  -----
Operating (loss) income                                      $  (760)  (5.4)%  $   124    0.6%
                                                             =======  =====    =======  =====

Three Months Ended March 31, 2001 Compared to Three Months Ended
March 31, 2000 - Beach

     Revenues. Revenues increased $2.7 million, or 19%, from $14.0 million in 2000 to $16.7 million in 2001, primarily due to our 2001 Beach acquisition.

     Direct Operating Expenses. Direct operating expenses increased $744,000, or 8%, from $9.3 million in 2000 to $10.1 million in 2001, primarily due to our 2001 Beach acquisition. As a percentage of revenues, direct operating expenses decreased 6.1 points due to an increase in operating efficiencies.

     General and Administrative Expenses. General and administrative expenses increased $1.0 million, or 23%, from $4.4 million in 2000 to $5.4 million in 2001, primarily due to our 2001 Beach acquisition. As a percentage of revenues, general and administrative expenses increased 1.0 point due primarily to the 2001 Beach acquisition.

     Depreciation. Depreciation decreased $73,000, or 18%, from $417,000 in 2000 to $344,000 in 2001, primarily due to a change in estimated useful lives for certain long-lived assets. As a percentage of revenues, depreciation decreased
0.8 points due primarily to the incremental increase in revenues.

     Goodwill Amortization. Goodwill amortization increased $90,000, or 14%, from $636,000 in 2000 to $726,000 in 2001, primarily due to the impact of our Beach acquisitions. As a percentage of revenues, goodwill amortization remained relatively flat.

HAWAIIAN ISLANDS

     The following table sets forth the consolidated condensed results of operations for the three months ended March 31, 2000 and 2001 for our Hawaiian operations on the islands of Hawaii, Kauai, Maui and Oahu.

(dollars in thousands)                                              Three Months Ended March 31,
                                                                        2000               2001
                                                             ---------------     --------------
Revenues                                                      $7,005   100.0%     $8,218  100.0%
Direct operating expenses                                      2,268    32.4       2,269   27.6
General and administrative expenses                            1,767    25.2       1,820   22.2
                                                             -------   -----     -------  -----
Operating income before depreciation
  and goodwill amortization                                    2,970    42.4       4,129   50.2
Depreciation                                                     122     1.7         124    1.5
Goodwill amortization                                             18     0.3          18    0.2
                                                             -------   -----     -------  -----
Operating income                                             $ 2,830    40.4%    $ 3,987   48.5%
                                                             =======   =====     =======  =====

Three Months Ended March 31, 2001 Compared to Three Months Ended
March 31, 2000 - Hawaii

     Revenues. Revenues increased $1.2 million, or 17%, from $7.0 million in 2000 to $8.2 million in 2001, primarily due to an 11% increase in lodging revenues driven by an 8% increase in ADR and a 3% increase in units under management.

     Direct Operating Expenses. Direct operating expenses remained flat in 2001 when compared to 2000, primarily due to increased operating efficiencies. As a percentage of revenues, direct operating expenses improved 4.8 points due to increased operating efficiencies.

     General and Administrative Expenses. General and administrative expenses remained relatively flat. As a percentage of revenues, general and administrative expenses decreased 3.0 points due to operating efficiencies.

     Depreciation. Depreciation remained flat. As a percentage of revenues, depreciation improved 0.2 points due to the incremental increase in revenues.

     Goodwill Amortization. Goodwill amortization remained flat in 2001 when compared to 2000. As a percentage of revenues, goodwill amortization improved
0.1 points due to the incremental increase in revenues.

MOUNTAIN

     The following table sets forth the consolidated condensed results of operations for the three months ended March 31, 2000 and 2001 for our Mountain operations in Whistler, British Columbia; Aspen, Breckenridge, Crested Butte, Dillon, Snowmass Village, Steamboat Springs and Telluride, Colorado; Sun Valley, Idaho; Big Sky, Montana; Sunriver, Oregon; and The Canyons, Deer Valley and Park City, Utah.

(dollars in thousands)                                                Three Months Ended March 31,
                                                                         2000                2001
                                                              ---------------      --------------
Revenues                                                      $14,894   100.0%     $18,042  100.0%
Direct operating expenses                                       6,982    46.9        7,564   41.9
General and administrative expenses                             1,349     9.1        2,581   14.3
                                                              -------   -----      -------  -----
Operating income before depreciation
  and goodwill amortization                                     6,563    44.0        7,897   43.8
Depreciation                                                      173     1.2          293    1.6
Goodwill amortization                                             236     1.6          294    1.6
                                                              -------   -----      -------  -----
Operating income                                              $ 6,154    41.2%     $ 7,310   40.6%
                                                              =======   =====      =======  =====

Three Months Ended March 31, 2001 Compared to Three Months Ended
March 31, 2000 - Mountain

     Revenues. Revenues increased $3.1 million, or 21%, from $14.9 million in 2000 to $18.0 million in 2001, primarily due to our Mountain acquisitions. Excluding the impact of these acquisitions, revenues increased $405,000, or 3%, due to a 2% increase in lodging revenues driven by a 3% increase in units under management.

     Direct Operating Expenses. Direct operating expenses increased $582,000, or 8%, from $7.0 million in 2000 to $7.6 million in 2001, primarily due to the impact of our Mountain acquisitions. Excluding the impact of these acquisitions, direct operating expenses decreased $258,000 or 4% due to increased operating efficiencies. As a percentage of revenues, direct operating expenses improved
5.0 points primarily due to increased operating efficiencies.

     General and Administrative Expenses. General and administrative expenses increased $1.3 million, or 91%, from $1.3 million in 2000 to $2.6 million in 2001, primarily due to our acquisitions. As a percentage of revenues, general and administrative expenses increased 5.2 points due to the impact of our Mountain acquisitions.

     Depreciation. Depreciation increased $120,000, or 69%, from $173,000 in 2000 to $293,000 in 2001, primarily due to the impact of our 2000 and 2001 Mountain acquisitions. As a percentage of revenues, depreciation increased 0.4 points due to increased fixed asset balances on recent acquisitions.

     Goodwill Amortization. Goodwill amortization increased $58,000, or 25%, from $236,000 in 2000 to $294,000 in 2001, primarily due to the impact of our Mountain acquisitions. As a percentage of revenues, goodwill amortization remained relatively flat.

DESERT

     The following table sets forth the consolidated condensed results of operations for the three months ended March 31, 2000 and 2001 for our Desert operations in Scottsdale and Tucson, Arizona; and Palm Desert and Palm Springs, California.

(dollars in thousands)                                             Three Months Ended March 31,
                                                                        2000              2001
                                                              --------------     -------------
Revenues                                                      $1,738   100.0%    $1,710  100.0%
Direct operating expenses                                        453    26.1        507   29.6
General and administrative expenses                              213    12.3        202   11.8
                                                              ------   -----     ------  -----
Operating income before depreciation
  and goodwill amortization                                    1,072    61.6      1,001   58.6
Depreciation                                                      18     1.0         26    1.5
Goodwill amortization                                             39     2.2         54    3.2
                                                              ------   -----     ------  -----
Operating income                                              $1,015    58.4%    $  921   53.9%
                                                              ======   =====     ======  =====


Three Months Ended March 31, 2001 Compared to Three Months Ended
March 31, 2000 - Desert

     Revenues. Revenues remained relatively flat primarily due to a 7.2 point decrease in occupancy that was offset by a 2.9% increase in ADR.

     Direct Operating Expenses. Direct operating expenses increased $54,000, or 12%, from $453,000 in 2000 to $507,000 in 2001, primarily due to increased labor costs. As a percentage of revenues, direct operating expenses increased 3.5 points due to the increase in labor costs.

     General and Administrative Expenses. General and administrative expenses decreased $11,000, or 5%, from $213,000 in 2000 to $202,000 in 2001, primarily due to increased operating efficiencies. As a percentage of revenues, general and administrative expenses decreased 0.5 points due to the increase in operating efficiencies.

     Depreciation. Depreciation increased $8,000, or 44%, from $18,000 in 2000 to $26,000 in 2001, primarily due to increased technology capital expenditures. As a percentage of revenues, depreciation increased 0.5 points due to the increase in technology capital expenditures.

     Goodwill Amortization. Goodwill amortization increased $15,000, or 38%, from $39,000 in 2000 to $54,000 in 2001, primarily due to the purchase price adjustments related to a prior year acquisition, which was recorded using the purchase method of accounting. As a percentage of revenues, goodwill amortization increased 1.0 points.

OTHER

     The following table sets forth the consolidated condensed results of operations for the three months ended March 31, 2000 and 2001 for our Other operations comprised of First Resort Software and corporate.

(dollars in thousands)                                                  Three Months Ended March 31,
                                                                          2000                 2001
                                                             -----------------    -----------------
Revenues                                                     $   867     100.0%   $   785     100.0%
Direct operating expenses                                        471      54.3        480      61.1
General and administrative expenses                            2,769       N/M      3,757       N/M
                                                             -------    ------    -------   -------
Operating loss before depreciation
  and goodwill amortization                                   (2,373)      N/M     (3,452)      N/M
Depreciation                                                      90      10.4        382      48.7
Goodwill amortization                                            264      30.4        255      32.5
                                                             -------    ------    -------   -------
Operating loss                                               $(2,727)      N/M    $(4,089)      N/M
                                                             =======    ======    =======   =======

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000 - Other

     Revenues. Revenues decreased $82,000, or 9%, from $867,000 in 2000 to $785,000 in 2001, primarily due to reduced software sales and service fee revenues.

     Direct Operating Expenses. Direct operating expenses remained relatively flat from 2000 to 2001. As a percentage of revenues, direct operating expenses increased 6.8 points primarily due to fixed operating costs of First Resort Software and the decrease in revenues.

     General and Administrative Expenses. General and administrative expenses increased $1.0 million, or 36%, from $2.8 million in 2000 to $3.8 million in 2001, primarily at the corporate level due to increased insurance costs, centralized accounting costs, centralized marketing expenditures and other initiatives related to increased units under management.

     Depreciation. Depreciation increased $292,000, or 324%, from $90,000 in 2000 to $382,000 in 2001, primarily due to increased technology capital expenditures related to enhancements to our Web site, upgrades to our software products sold through First Resort Software and the partial implementation of our new financial management technology platform scheduled to be completed by mid-2001. As a percentage of revenues, depreciation increased 38.3 points primarily due to these investments in technology.

     Goodwill Amortization. Goodwill amortization remained relatively flat in 2001. As a percentage of revenues, goodwill amortization increased 2.1 points primarily due to the decrease in revenues.

LIQUIDITY AND CAPITAL RESOURCES

     ResortQuest is a holding Company that conducts all of its operations through its subsidiaries operating in 46 resort locations. Accordingly, the primary internal source of our liquidity is through the cash flows realized from our subsidiaries and our long-term borrowings.

     We generated cash flows from operating activities of $11.0 million for the three months ended March 31, 2001 primarily due to increases in net income, deferred income taxes and accounts payable and accrued liabilities. Cash used in investing activities was approximately $7.8 million for the three months ended March 31, 2001 due primarily to the $2.7 million in net cash payments related to the 2001 acquisitions and the earn-up payments related to 1999 acquisitions and $5.1 million in software development and implementation costs and purchases of property and equipment. For the three months ended March 31, 2001, cash provided by financing activities totaled $2.0 million, which represents net borrowings under our Credit Facility.

     At March 31, 2001, we had approximately $31.6 million in cash and cash equivalents, of which $25.9 million represents cash held in escrow. The cash held in escrow is released at varying times in accordance with state regulations, generally based upon the guest stay or, in the case of real estate sales deposits, when the property is sold. At March 31, 2001, we had a working capital deficit of $32.6 million; however, we have up to $48 million remaining, subject to certain restrictions, available under our long-term borrowing vehicle. During 2000 we implemented a consolidated daily cash management system that allows us to fully utilize all unrestricted cash to repay outstanding debt in order to reduce our net interest expense. We anticipate that our cash flows from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures over the next year. However, future acquisitions and/or other initiatives, depending on their size and the method of financing, may affect our liquidity and capital requirements at that time.


LONG-TERM BORROWINGS

     As of March 31, 2001, our long-term debt was comprised of $50.0 million in 9.06% Senior Notes due June 2004, $2.0 million in borrowings under our Credit Facility that expires in January 2004 and $1.7 million in capital lease obligations and other borrowings assumed in connection with certain acquisitions.


REGISTRATION AND EQUITY OFFERINGS

     We have registered 8.0 million shares of common stock through various shelf registration statement filings. As of March 31, 2001, we had issued 4,814,020 shares under these shelf registration statements in connection with acquisitions, with the remaining 3,185,980 shares available for future acquisitions.


PROPOSED ACCOUNTING ANNOUNCEMENTS

     The Financial Accounting Standards Board issued an Exposure Draft on February 15, 2001 to address its revised views for accounting for business combinations with a final standard expected to be released in June 2001. If adopted as currently proposed, goodwill related to our future and historical acquisitions will no longer be amortized. Goodwill will be subject to reviews for impairment upon the occurrence of certain events, and, if impaired, a write-down would be recorded. We recorded goodwill amortization of $1.2 million and $1.3 million for the three months ended March 31, 2000 and 2001, respectively.

ACQUISITION STRATEGY

     We intend to continue to pursue selected acquisition opportunities in strategic and existing markets. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into our operations without substantial costs, delays or other operational or financial problems. Increased competition for acquisition candidates may develop, in which event there may be fewer acquisition opportunities available to us, as well as higher acquisition prices. Furthermore, acquisitions involve a number of unique risks, including the failure of acquired companies to achieve anticipated results, diversion of management's attention, failure to retain key personnel, risks associated with unanticipated events or liabilities and amortization of acquired intangible assets. Some or all of these could have a material adverse effect on our business, financial condition and results of operations.

     The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. We expect to fund future acquisitions primarily through a combination of cash flows from operations, borrowings under our Credit Facility, other debt fundings and the issuance of common stock. Our ability to fund future acquisitions through borrowings under the Credit Facility may be limited by certain restrictive covenants of the facility, the satisfaction of which may be dependent upon our ability to raise additional equity through either offerings for cash or the issuance of stock as consideration for acquisitions.


NON-COMPETE AND EMPLOYMENT AGREEMENTS

      We have entered into non-compete agreements with many of the former owners of the companies that now comprise ResortQuest. These non-compete agreements are generally three to five years in length effective the day the operations are merged with ResortQuest. Additionally, we have entered into employment agreements with many of these former owners, all senior corporate officers and several key employees. Among other things, these agreements allow for severance payments and some include acceleration of stock option awards upon a change in control of ResortQuest, as defined under the agreements. At March 31, 2001, the maximum amount of compensation that would be payable under all agreements if a change in control occurred without prior written notice would be approximately $9.5 million.


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


RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including but not limited to the risks associated with: successful integration of the Founding Companies and Post-IPO acquisitions, factors affecting internal growth and management of growth, our acquisition strategy and availability of financing, the travel and tourism industry, seasonality, quarterly fluctuations and general economic conditions, and our dependence on technology, e-commerce and travel providers. Important factors that could cause actual results to differ materially include, but are not limited to, those listed in our previous filings with the Securities and Exchange Commission.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and we do not hold any financial instruments for trading purposes. As of March 31, 2001 our only foreign operations were in Canada.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      On May 26, 2000, Hotel Corp. of the Pacific, Inc., a subsidiary of ResortQuest International doing business as Aston Hotels & Resorts, instituted legal proceedings in the Circuit Court for the First Circuit of Hawaii against Andre S. Tatibouet, the president of Hotel Corp. This action arises out of a document styled "Cooperation Agreement" that was signed by Andre S. Tatibouet, purporting to act on behalf of Hotel Corp., on the one hand, with Cendant Global Services B.V. and Aston Hotels & Resorts International, Inc., on the other hand. The Cooperation Agreement contains several provisions that are detrimental to Hotel Corp., including provisions purporting to transfer certain intellectual property and limit certain intellectual property rights held by Hotel Corp. Hotel Corp. seeks monetary damages for breach of fiduciary duty, fraud, and negligent misrepresentation. By order of the Circuit Court, the claims asserted by Hotel Corp. in the lawsuit have been consolidated with an arbitration demand, filed with the American Arbitration Association by Mr. Tatibouet, in which he alleges various breaches of his employment agreement with Hotel Corp. The arbitration is scheduled to take place in September 2001.

      Also on May 26, 2000, ResortQuest International and Hotel Corp. brought action in the Circuit Court for the First Circuit of Hawaii against Cendant Corporation, Aston Hotels & Resorts International, Inc. and Cendant Global Services B.V. ("Defendants"). It is the position of ResortQuest and Hotel Corp. that the Cooperation Agreement is voidable because (i) it was entered in breach of a prior agreement between ResortQuest, and the parent company of Cendant Global Services B.V. and Aston Hotels & Resorts International, Inc., Cendant Corporation, and (ii) it was entered into by an interested director and officer of Hotel Corp. who was engaging in self-dealing. Accordingly, ResortQuest and Hotel Corp. seek damages for breach of contract against Cendant, and the equitable remedies of rescission and replevin. We believe that we have meritorious claims and will prevail in each matter.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
     Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.


ITEM 5.  OTHER INFORMATION
     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits filed herewith

      Exhibit No.                              Description                           Page No.
      -----------             ----------------------------------------------        ----------
        EX-27                 Financial Data Schedule                                    19


(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended March 31, 2001.


SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.



                                            RESORTQUEST INTERNATIONAL, INC.

May 11, 2001                                   By: /s/ J. Mitchell Collins
                                               ---------------------------
                                               J. Mitchell Collins
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer,
                                               Chief Accounting Officer
                                               and Duly Authorized Officer)