Form 10-Q
period 2001-06-30
RESORTQUEST INTERNATIONAL INC
filed 2001-08-14
CIK 1057507

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 01-14115

RESORTQUEST INTERNATIONAL, INC.

(Exact name of registrant in its charter)

Delaware	I.R.S. No. 62-1750352

(State of Incorporation)	(I.R.S. Employer Identification No.)

530 Oak Court Drive, Suite 360
Memphis, Tennessee 38117

(Address of principal executive offices)(Zip Code)

(901) 762-0600

(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

             Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of June 30, 2001.

Common Stock	19,238,816 shares

PART I – FINANCIAL INFORMATION
Company or group of companies for which report is filed:
             RESORTQUEST INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

(Unaudited)	December 31 ,	June 30 ,
	2000	2001
ASSETS
Current assets
Cash and cash equivalents	$26,344	$39,750
Trade and other receivables, net	5,957	5,991
Deferred income taxes	1,061	926
Other current assets	8,888	9,255

Total current assets	42,250	55,922

Goodwill, net	185,733	215,242
Property and equipment, net	28,507	37,989
Other assets	6,679	7,540

Total assets	$263,169	$316,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$483	$310
Deferred revenue and property owner payables	51,653	72,024
Accounts payable and accrued liabilities	13,774	14,891
Other current liabilities	303	662

Total current liabilities	66,213	87,887

Long-term debt, net of current maturities	50,401	69,093
Deferred income taxes	4,041	6,849
Other long-term obligations	6,112	7,229

Total liabilities	126,767	171,058

Stockholders’ equity
Common stock, $0.01 par value, 50,000,000 shares authorized, 18,988,246 and 19,238,816 shares outstanding, respectively	190	192
Additional paid-in capital	151,960	153,849
Accumulated other comprehensive income	(49)	(57)
Excess distributions	(29,500)	(29,500)
Retained earnings	13,801	21,151

Total stockholders’ equity	136,402	145,635

Total liabilities and stockholders’ equity	$263,169	$316,693

The accompanying notes are an integral part of these consolidated condensed balance sheets.

RESORTQUEST INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended				Six Months Ended
	June 30	,	June 30	,	June 30	,	June 30	,
	2000		2001		2000		2001
Revenues
Property management fees	$20,083		$22,091		$42,306		$50,133
Service fees	12,985		14,294		23,353		26,049
Real estate and other	7,772		7,013		13,728		12,657

Total revenues	40,840		43,398		79,387		88,839

Operating expenses
Direct operating	21,259		21,494		40,780		42,404
General and administrative	11,088		12,714		21,589		26,476
Depreciation	863		1,310		1,681		2,479
Goodwill amortization	1,206		1,437		2,400		2,784

Total operating expenses	34,416		36,955		66,450		74,143

Operating income	6,424		6,443		12,937		14,696
Interest and other expense, net	1,275		1,238		2,606		2,023

Income before income taxes	5,149		5,205		10,331		12,673
Provision for income taxes	2,317		2,186		4,648		5,323

Net income	$2,832		$3,019		$5,683		$7,350

Earnings per share
Basic	$0.15		$0.16		$0.30		$0.38

Diluted	$0.15		$0.16		$0.30		$0.38

The accompanying notes are an integral part of these consolidated condensed financial statements

RESORTQUEST INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share amounts)
(Unaudited)
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Excess	Retained		Comprehensive
	Shares	Amount	Capital	Loss	Distributions	Earnings	Total	Income

Balance, December 31, 2000	18,988,246	$190	$151,960	$(49)	$(29,500)	$13,801	$136,402
Net income	-	-	-	-	-	7,350	7,350	$7,350
Foreign currency translation loss	-	-	-	(8)	-	-	(8)	(8)
Stock issued in connection with:
Acquisitions	225,594	2	1,666	-	-	-	1,668	-
Options exercised	24,976	-	223	-	-	-	223	-

Comprehensive Income								$7,342
Balance, June 30, 2001	19,238,816	$192	$153,849	$(57)	$(29,500)	$21,151	$145,635

The accompanying notes are an integral part of these consolidated condensed financial statements.

RESORTQUEST INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30 ,	June 30 ,
	2000	2001
Cash flows from operating activities:
Net income	$5,683	$7,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and goodwill amortization	4,081	5,263
Changes in operating assets and liabilities:
Trade and other receivables	(2,605)	312
Accounts payable and accrued liabilities	1,932	(1,716)
Deferred revenue and property owner payables	14,074	6,813
Other	778	2,566

Net cash provided by operating activities	23,943	20,588

Cash flows from investing activities:
Cash portion of acquisitions, net	(2,325)	(15,936)
Purchases of property and equipment	(3,043)	(9,117)

Net cash used in investing activities	(5,368)	(25,053)

Cash flows from financing activities:
Net credit facility (repayments) borrowings	(12,000)	18,800
Repayments of secured mortgage notes	(5,734)	-
Payments of capital lease and other obligations	(57)	(1,152)
Employee options exercised	-	223
Net cash (used in) provided by financing activities	(17,791)	17,871

Net change in cash and cash equivalents	784	13,406
Cash and cash equivalents, beginning of period	40,239	26,344

Cash and cash equivalents, end of period	$41,023	$39,750

The accompanying notes are an integral part of these consolidated condensed financial statements.

RESORTQUEST INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(Unaudited)

In these footnotes, the words “Company,” ”ResortQuest,” “we,” “our” and “us” refer to ResortQuest International, Inc., a Delaware corporation, and its wholly-owned subsidiaries, unless otherwise stated or the context requires otherwise.

NOTE 1 – BASIS OF PRESENTATION
Formation

             ResortQuest is the world’s largest vacation rental property management company with over 20,000 units under management.  We are the first company offering vacation condominium and home rentals, sales and management under a national brand name in 50 premier destination resorts located in the continental United States, Hawaii and Canada.

Acquisition Costs

             Costs incurred in the course of our evaluation of acquisition candidates and the ultimate consummation of acquisitions consist primarily of attorneys’ fees, accounting fees and other costs incurred by us in identifying and closing transactions.  These costs incurred are deferred on the balance sheet until the related transaction is either consummated or terminated.  Similar treatment is followed in recording costs incurred by us in the course of generating additional debt or equity financing.  For the acquisitions accounted for under the purchase method of accounting, all transaction costs and the excess of the purchase price over the fair value of identified net assets acquired represent goodwill (see “New Accounting Pronouncements”).  Goodwill is currently amortized over a life up to 40 years and is calculated based on a preliminary estimate that is adjusted to its final balance within one year of the close of the acquisition.  Additionally, certain of our acquisitions have “earn-up” provisions that require additional consideration to be paid if certain operating results are achieved over periods of up to three years.  This additional consideration is recorded as goodwill when the amount is fixed and determinable.

             The total cost for the current year acquisitions and the earn-up payments related to prior acquisitions was $17.6 million, with 9.5% of the consideration paid in the form of common stock with an aggregate value of $1.7 million and the remaining $15.9 million of consideration paid in cash, net of cash acquired.  The total cost during the same period in 2000 for 2000 acquisitions and the earn-up payments related to the 1999 acquisitions was $4.0 million, with 42.7% of the net consideration paid in the form of common stock with an aggregate value of $1.7 million, net of retired escrow shares, and the remaining $2.3 million of consideration paid in cash, net of cash acquired.

New Accounting Pronouncements

             The Financial Accounting Standards Board issued Financial Accounting Standard No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, on June 30, 2001.  Statement No. 141 eliminates the poolings-of-interests method of accounting for business combinations and requires all transactions initiated after June 30, 2001, to be accounted for using the purchase method.  Under Statement No. 142, goodwill related to our future acquisitions will not be subject to amortization and goodwill related to our historical acquisitions will no longer be amortized beginning on January 1, 2002.  Goodwill will be subject to reviews for impairment annually and upon the occurrence of certain events, and, if impaired, a write-down will be recorded.  We will perform an analysis before the January 1, 2002 adoption of Statement No. 142, as early adoption is not permitted, to determine whether an impairment charge will be required upon our adoption.  We recorded goodwill amortization of $2.4 million and $2.8 million for the six months ended June 30, 2000 and 2001, respectively.

NOTE 2 – NOTES RECEIVABLE FROM STOCKHOLDERS

             In connection with the initial public offering, we formalized a $4.0 million promissory note resulting from cash advances to a primary stockholder (see Item 1. under Part II.) of a predecessor company.  On February 16, 2000, this Note was restructured in order to provide for additional collateral.  At this time, certain management fee receivables and accrued interest of approximately $1.1 million were also aggregated into a separate note (collectively, the “Notes”).  The Notes are collateralized by certain real estate held by the stockholder and bear interest at 1/2% below the prime rate of interest, but not less than 6% and not more than 10%. The $1.1 million note was paid down to $540,000 as of June 30, 2001; this remaining balance plus accrued interest is recorded in Other current assets in the accompanying Consolidated Condensed Balance Sheets and was paid in full during July 2001. Interest payments under the $4.0 million note are due every January and July 1st, with the principal recorded in Other assets in the accompanying Consolidated Condensed Balance Sheets, being due in full on May 25, 2008.  All interest payments due under the restructured terms of the Notes have been received.

NOTE 3 – EARNINGS PER SHARE

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

	Three Months Ended				Six Months Ended
	June 30	,	June 30	,	June 30	,	June 30	,
	2000		2001		2000		2001

Basic weighted average common shares outstanding	19,012,950		19,141,845		18,922,139		19,092,993
Effect of dilutive securities – stock options	45,759		276,294		34,302		202,853

Diluted weighted average common shares outstanding	19,058,709		19,418,139		18,956,441		19,295,846

NOTE 4 - SEGMENT REPORTING

             We have one operating segment, property management, which is managed as one business unit.  The All other segment includes ResortQuest Technologies and corporate.  At December 31, 2000 and June 30, 2001, approximately 64% and
55%, respectively, of the All other segment assets represents goodwill recorded for ResortQuest Technologies and corporate. The following table presents the revenues, operating income and assets of our reportable segment:

	Three Months Ended				Six Months Ended
(in thousands)	June 30 2000	,	June 30 2001	,	June 30 2000	,	June 30 2001	,
Revenues
Property management	$39,987		$42,490		$77,667		$87,146
All other	853		908		1,720		1,693

	$40,840		$43,398		$79,387		$88,839
Operating income
Property management	$9,499		$9,676		$18,748		$22,018
All other	(3,075)		(3,233)		(5,811)		(7,322)

	$6,424		$6,443		$12,937		$14,696

(in thousands)	December 31 2000	,	June 30 2001	,
Assets
Property management	$218,338		$264,971
All other	44,831		51,722

	$263,169		$316,693

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

             ResortQuest is the world’s largest provider of vacation condominium and home rental property management services in premier destination resorts located in the United States and Canada.  We have developed the first and only branded nationwide network of vacation rental properties, and currently offer management services to more than 20,000 rental properties.  Our operations are in 50 premier resort locations in the Beach, Hawaiian Islands, Mountain and Desert geographical regions.

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

             We market our properties through various media channels and have significant Internet distribution through resortquest.com, our proprietary Web site offering “real time” reservations, and our travel marketing agreement with America Online (AOL Keyword: ResortQuest) announced in January 2001.  In conjunction with the consummation of our AOL agreement, we have formed ResortQuest Technologies; a division of ResortQuest focused on Internet alliances and inventory distribution.  In July 2001, we announced an agreement with Interval Travel, a sister company of Interval International, that makes Interval’s extensive vacation timeshare rental inventory available on our Web site and we also announced a five year strategic alliance with Online Travel Corporation, PLC. to exclusively develop the ResortQuest Brand in Europe by using our technology and expertise in this industry.  Under the terms of the alliance with Online Travel, we will receive a royalty fee based on gross revenues related to units acquired or aggregated under this program, and an exclusivity fee as well as other cross selling fees.

             In July 2001, we unveiled our third generation Web site that enhances the booking experience for e-travelers.  In addition to detailed property descriptions, virtual tours, interior and exterior photos and floor plans, and local information, vacationers can search for properties by date, activity, event or location; comparison shop among similar vacation rental units; check for special discounts and promotions; and obtain maps and driving directions.  The site also allows foreign travelers to obtain currency conversion rates.  The site utilizes AXS Technologies software to provide high speed/high resolution, scroll, pan and zoom imaging.  During the three months ended June 30, 2001, our Web site received approximately 14.5 million page views from 2.6 million visitors, a 77% and 78% increase, respectively, while our Web-related reservations increased to over 10% of total reservations.

RESULTS OF OPERATIONS

             Our operating results are highly seasonal due to the geographical dispersion of the resort locations in which we operate.  The results of operations are subject to quarterly fluctuations caused primarily by the seasonal variations in the vacation rental and property management industry, with peak seasons dependent on whether the resort is primarily a summer or winter destination.  Our financial results will be discussed on a consolidated basis, but due to the seasonal nature of our operations, our results will also be discussed by geographic region with Other representing our corporate and ResortQuest Technologies operations. For better analysis, the following discussion includes “same–store” comparisons.  Same-store comparisons exclude the impact of the six significant acquisitions completed since the first day of the earliest period being discussed.  Three of these acquisitions are located in the Mountain region in Sun Valley, Idaho effective July 1, 2000, in Steamboat, Colorado effective January 1, 2001 and in Gatlinburg, Tennessee effective April 1, 2001; and three in the Beach region in Southwest Florida effective January 1 and May 1, 2001 and the Outer Banks, North Carolina effective April 1, 2001.

Consolidated

             The following table sets forth the consolidated condensed results of operations for the three- and six-month periods ended June 30, 2000 and 2001.

	Three Months Ended June 30			,	Six Months Ended June 30			,
	2000		2001		2000		2001
(in thousands)
Revenues	$40,840	100.0%	$43,398	100.0%	$79,387	100.0%	$88,839	100.0%
Direct operating expenses	21,259	52.1	21,494	49.5	40,780	51.4	42,404	47.7
General and administrative expenses	11,088	27.1	12,714	29.3	21,589	27.2	26,476	29.8

Operating income before depreciation and goodwill amortization	8,493	20.8	9,190	21.2	17,018	21.4	19,959	22.5
Depreciation	863	2.1	1,310	3.0	1,681	2.1	2,479	2.8
Goodwill amortization	1,206	3.0	1,437	3.3	2,400	3.0	2,784	3.1

Operating income	$6,424	15.7%	$6,443	14.9%	$12,937	16.3%	$14,696	16.5%

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000 – Consolidated

             Revenues.  Revenues increased $2.6 million, or 6%, from $40.8 million in 2000 to $43.4 million in 2001, due to a 10.5% increase in gross lodging revenues primarily driven by acquisitions.  Excluding the impact of our acquisitions, revenues decreased $1.0 million, or 2%, due to an 11% decrease in net real estate sales revenue offset by a 0.6% increase in same-store gross lodging revenues driven by a 9.2% increase in our same-store average daily rate (“ADR”).

             Direct Operating Expenses.  Direct operating expenses increased $235,000, or 1%, from $21.3 million in 2000 to $21.5 million in 2001, primarily due to acquisitions.  Excluding the impact of our acquisitions, direct operating expenses decreased $1.8 million, or 9%, due to increased operating efficiencies.  As a percentage of revenues, direct operating expenses improved 2.6 points primarily due to operating efficiencies.

             General and Administrative Expenses.  General and administrative expenses increased $1.6 million, or 15%, from $11.1 million in 2000 to $12.7 million in 2001, primarily due to our acquisitions and corporate initiatives.  Excluding the impact of these acquisitions, general and administrative expenses increased $586,000, or 5%, due to increased insurance costs, centralized accounting costs, centralized marketing expenditures and other initiatives related to increased units under management.  As a percentage of revenues, general and administrative expenses increased 2.2 points primarily due to the impact of acquisitions and corporate initiatives.

             Depreciation.  Depreciation increased $447,000, or 52%, from $863,000 in 2000 to $1.3 million in 2001, primarily due to increased technology capital expenditures.  As a percentage of revenues, depreciation increased 0.9 points due to the increase in technology capital expenditures.

             Goodwill Amortization.  Goodwill amortization increased $231,000, or 19%, from $1.2 million in 2000 to $1.4 million in 2001, primarily due to the impact of our acquisitions.  As a percentage of revenues, goodwill amortization increased 0.3 points.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000 – Consolidated

             Revenues.  Revenues increased $9.4 million, or 12%, from $79.4 million in 2000 to $88.8 million in 2001, primarily due to a 14.4% increase in gross lodging revenues primarily driven by acquisitions.  Excluding the impact of our acquisitions, revenues increased $670,000, or 1%, due to a 2.4% increase in same-store gross lodging revenues driven by a 5.8% increase in average daily rate (“ADR”).

             Direct Operating Expenses.  Direct operating expenses increased $1.6 million, or 4%, from $40.8 million in 2000 to $42.4 million in 2001, primarily due to acquisitions.  Excluding the impact of our acquisitions, direct operating expenses decreased $2.1 million, or 5%, due to increased operating efficiencies.  As a percentage of revenues, direct operating expenses improved 3.7 points primarily due to operating efficiencies.

             General and Administrative Expenses.  General and administrative expenses increased $4.9 million, or 23%, from $21.6 million in 2000 to $26.5 million in 2001, primarily due to our acquisitions and corporate initiatives.  Excluding the impact of these acquisitions, general and administrative expenses increased $2.5 million, or 12%, due to increased insurance costs, centralized accounting costs, centralized marketing expenditures and other initiatives related to increased units under management.  As a percentage of revenues, general and administrative expenses increased 2.6 points primarily due to the impact of acquisitions and corporate initiatives.

             Depreciation.  Depreciation increased $798,000, or 47%, from $1.7 million in 2000 to $2.5 million in 2001, primarily due to increased technology capital expenditures.  As a percentage of revenues, depreciation increased 0.7 points due to the increase in technology capital expenditures.

             Goodwill Amortization.  Goodwill amortization increased $384,000, or 16%, from $2.4 million in 2000 to $2.8 million in 2001, primarily due to the impact of our acquisitions.  As a percentage of revenues, goodwill amortization remained relatively flat.

Beach

             The following table sets forth the consolidated condensed results of operations for the three- and six-months ended June 30, 2000 and 2001 for our Beach operations in Gulf Shores, Alabama; Bethany Beach, Delaware; Beaches of South Walton, Bonita Springs, Bradenton, Captiva Island, Destin, Fort Myers, Fort Myers Beach, Longboat Key, Marco Island, Naples, Navarre Beach, Okaloosa Island/Fort Walton Beach, Orlando, Pensacola, New Port Richey, Sanibel Island, Sarasota, Siesta Key and Vanderbilt Beach, Florida; St. Simons Island, Georgia; Nantucket, Massachusetts; Outer Banks, North Carolina; Lake Erie Islands, Ohio; and Hilton Head Island, South Carolina.

	Three Months Ended June 30			,	Six Months Ended June 30			,
	2000		2001		2000		2001
(dollars in thousands)
Revenues	$28,240	100.0%	$30,530	100.0%	$42,283	100.0%	$47,216	100.0%
Direct operating expenses	13,632	48.2	13,133	43.0	22,979	54.3	23,224	49.2
General and administrative expenses	4,679	16.6	5,657	18.5	9,082	21.5	11,059	23.4

Operating income before depreciation and goodwill amortization	9,929	35.2	11,740	38.5	10,222	24.2	12,933	27.4
Depreciation	418	1.5	405	1.3	830	2.0	749	1.6
Goodwill amortization	640	2.3	816	2.7	1,275	3.0	1,542	3.3

Operating (loss) income	$8,871	31.4%	$10,519	34.5%	$8,117	19.2%	$10,642	22.5%

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000 - Beach

             Revenues.  Revenues increased $2.3 million, or 8%, from $28.2 million in 2000 to $30.5 million in 2001, primarily due to our Beach acquisitions.  Excluding the impact of these acquisitions, revenues remained relatively flat in 2001 when compared to 2000.

             Direct Operating Expenses.  Direct operating expenses increased $499,000, or 4%, from $13.6 million in 2000 to $13.1 million in 2001, primarily due to our Beach acquisitions.  Excluding the impact of these acquisitions, direct operating expenses decreased $1.8 million, or 13%, due to increased operating efficiencies.  As a percentage of revenues, direct operating expenses decreased 5.2 points due to an increase in operating efficiencies.

             General and Administrative Expenses.  General and administrative expenses increased $978,000, or 21%, from $4.7 million in 2000 to $5.7 million in 2001, primarily due to our Beach acquisitions. Excluding the impact of these acquisitions, general and administrative expenses increased $412,000, or 9%, primarily due to increased insurance and marketing costs.  As a percentage of revenues, general and administrative expenses increased 1.9 points due primarily to the 2001 Beach acquisitions.

             Depreciation.  Depreciation decreased $13,000, or 3%, from $418,000 in 2000 to $405,000 in 2001, primarily due to a change in estimated useful lives for certain long-lived assets. As a percentage of revenues, depreciation decreased 0.2 points due primarily to the incremental increase in revenues.

             Goodwill Amortization.  Goodwill amortization increased $176,000, or 28%, from $640,000 in 2000 to $816,000 in 2001, primarily due to the impact of our Beach acquisitions.  As a percentage of revenues, goodwill amortization remained relatively flat.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000 - Beach

             Revenues.  Revenues increased $4.9 million, or 12%, from $42.3 million in 2000 to $47.2 million in 2001, primarily due to our Beach acquisitions.  Excluding the impact of these acquisitions, revenues remained relatively flat in 2001 when compared to 2000.

             Direct Operating Expenses.  Direct operating expenses increased $245,000, or 1%, from $23.0 million in 2000 to $23.2 million in 2001, primarily due to our Beach acquisitions.  Excluding the impact of these acquisitions, direct operating expenses decreased $1.9 million, or 8%, due to increased operating efficiencies.  As a percentage of revenues, direct operating expenses decreased 5.1 points due to an increase in operating efficiencies.

             General and Administrative Expenses.  General and administrative expenses increased $2.0 million, or 22%, from $9.1 million in 2000 to $11.1 million in 2001, primarily due to our Beach acquisitions.  Excluding the impact of these acquisitions, general and administrative expenses increased $564,000, or 6%, primarily due to increased insurance and marketing costs.  As a percentage of revenues, general and administrative expenses increased 1.9 points due primarily to the Beach acquisitions.

             Depreciation.  Depreciation decreased $81,000, or 10%, from $830,000 in 2000 to $749,000 in 2001, primarily due to a change in estimated useful lives for certain long-lived assets. As a percentage of revenues, depreciation decreased 0.4 points due primarily to the incremental increase in revenues.

             Goodwill Amortization.  Goodwill amortization increased $267,000, or 21%, from $1.3 million in 2000 to $1.5 million in 2001, primarily due to the impact of our Beach acquisitions.  As a percentage of revenues, goodwill amortization remained relatively flat.

Hawaiian Islands

             The following table sets forth the consolidated condensed results of operations for the three- and six-months ended June 30, 2000 and 2001 for our Hawaiian operations on the islands of Hawaii, Kauai, Maui and Oahu.

	Three Months Ended June 30			,	Six Months Ended June 30			,
	2000		2001		2000		2001
(dollars in thousands)
Revenues	$6,024	100.0%	$5,973	100.0%	$13,029	100.0%	$14,191	100.0%
Direct operating expenses	2,350	39.0	2,270	38.0	4,618	35.4	4,539	32.0
General and administrative expenses	1,789	29.7	1,719	28.8	3,556	27.3	3,539	24.9

Operating income before depreciation and goodwill amortization	1,885	31.3	1,984	33.2	4,855	37.3	6,113	43.1
Depreciation	121	2.0	126	2.1	241	1.9	250	1.8
Goodwill amortization	19	0.3	18	0.3	38	0.3	36	0.2

Operating income	$1,745	29.0%	$1,840	30.8%	$4,576	35.1%	$5,827	41.1%

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000 - Hawaii

             Revenues.  Revenues remained relatively flat in 2001 when compared to 2000, despite a 1.6% decrease in lodging revenues due to a 4.8 point decrease in occupancy offset by an 8.3% increase in ADR and a 7.9% increase in units under management.

             Direct Operating Expenses.  Direct operating expenses remained relatively flat in 2001 when compared to 2000, due to relatively flat revenues.  As a percentage of revenues, direct operating expenses improved 1.0 point due to increased operating efficiencies.

             General and Administrative Expenses.  General and administrative expenses remained relatively flat in 2001 when compared to 2000.  As a percentage of revenues, general and administrative expenses improved 0.9 points due to operating efficiencies.

             Depreciation.  Depreciation remained relatively flat in 2001 when compared to 2000.  As a percentage of revenues, depreciation remained relatively flat.

             Goodwill Amortization.  Goodwill amortization remained relatively flat in 2001 when compared to 2000.  As a percentage of revenues, goodwill amortization remained relatively flat.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000 - Hawaii

             Revenues.  Revenues increased $1.2 million, or 9%, from $13.0 million in 2000 to $14.2 million in 2001, primarily due to a 5.0% increase in lodging revenues driven by an 8.3% increase in ADR and a 7.9% increase in units under management.

             Direct Operating Expenses.  Direct operating expenses remained relatively flat in 2001 when compared to 2000, primarily due to increased operating efficiencies.  As a percentage of revenues, direct operating expenses improved 3.4 points due to increased operating efficiencies.

             General and Administrative Expenses.  General and administrative expenses remained relatively flat.  As a percentage of revenues, general and administrative expenses decreased 2.4 points due to operating efficiencies.

             Depreciation.  Depreciation remained relatively flat.  As a percentage of revenues, depreciation improved 0.1 points due to the incremental increase in revenues.

             Goodwill Amortization.  Goodwill amortization remained relatively flat in 2001 when compared to 2000.  As a percentage of revenues, goodwill amortization remained flat.

Mountain

             The following table sets forth the consolidated condensed results of operations for the three- and six-months ended June 30, 2000 and 2001 for our Mountain operations in Whistler, British Columbia; Aspen, Breckenridge, Crested Butte, Dillon, Snowmass Village, Steamboat Springs and Telluride, Colorado; Sun Valley, Idaho; Big Sky, Montana; Sunriver, Oregon; Gatlinburg and Pigeon Forge, Tennessee; and The Canyons, Deer Valley and Park City, Utah.

	Three Months Ended June 30			,	Six Months Ended June 30			,
	2000		2001		2000		2001
(dollars in thousands)
Revenues	$4,994	100.0%	$5,284	100.0%	$19,888	100.0%	$23,326	100.0%
Direct operating expenses	4,441	88.9	5,157	97.6	11,423	57.4	12,720	54.5
General and administrative expenses	1,302	26.1	2,215	41.9	2,651	13.3	4,796	20.6

Operating income before depreciation and goodwill amortization	(749)	(15.0)	(2,088)	(39.5)	5,814	29.3	5,810	24.9
Depreciation	178	3.6	284	5.4	350	1.8	577	2.5
Goodwill amortization	243	4.8	294	5.5	479	2.4	588	2.5

Operating (loss) income	$(1,170)	(23.4)%	$(2,666)	(50.4)%	$4,985	25.1%	$4,645	19.9%

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000 - Mountain

             Revenues.  Revenues increased $290,000, or 6%, from $5.0 million in 2000 to $5.3 million in 2001, primarily due to our Mountain acquisitions.  Excluding the impact of these acquisitions, revenues decreased $838,000, or 17%, primarily due to a $748,000, or 53%, decrease in same-store real estate revenues and a 3.3% decrease in same-store lodging revenues driven by a 16.1% decrease in same-store ADR.

             Direct Operating Expenses.  Direct operating expenses increased $716,000, or 16%, from $4.4 million in 2000 to $5.2 million in 2001, primarily due to the impact of our Mountain acquisitions.  Excluding the impact of these acquisitions, direct operating expenses decreased $56,000 or 1% due to increased operating efficiencies.  As a percentage of revenues, direct operating expenses increased 8.7 points primarily due to the acquisitions.

             General and Administrative Expenses.  General and administrative expenses increased $913,000, or 70%, from $1.3 million in 2000 to $2.2 million in 2001, primarily due to our Mountain acquisitions.  Excluding the impact of these acquisitions, general and administrative expenses increased $439,000, or 34%, primarily due to increased insurance and marketing costs. As a percentage of revenues, general and administrative expenses increased 15.8 points due to the impact of our Mountain acquisitions.

             Depreciation.  Depreciation increased $106,000, or 60%, from $178,000 in 2000 to $284,000 in 2001, primarily due to the impact of our Mountain acquisitions.  As a percentage of revenues, depreciation increased 1.8 points due to increased fixed asset balances on recent acquisitions.

             Goodwill Amortization.  Goodwill amortization increased $51,000, or 21%, from $243,000 in 2000 to $294,000 in 2001, primarily due to the impact of our Mountain acquisitions.  As a percentage of revenues, goodwill amortization remained relatively flat.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000 - Mountain

             Revenues.  Revenues increased $3.4 million, or 17%, from $15.9 million in 2000 to $23.3 million in 2001, primarily due to our Mountain acquisitions.  Excluding the impact of these acquisitions, revenues decreased $433,000, or 2%, primarily due to a $1.4 million, or 48%, decrease in same-store real estate revenues off-set by a 0.9% increase in same-store lodging revenues driven by a 0.2 point increase in occupancy and a 2.7% increase in units under management.

             Direct Operating Expenses.  Direct operating expenses increased $1.3 million, or 11%, from $11.4 million in 2000 to $12.7 million in 2001, primarily due to the impact of our Mountain acquisitions.  Excluding the impact of these acquisitions, direct operating expenses decreased $315,000, or 3% due to increased operating efficiencies.  As a percentage of revenues, direct operating expenses improved 2.9 points primarily due to increased operating efficiencies.

             General and Administrative Expenses.  General and administrative expenses increased $2.1 million, or 81%, from $2.7 million in 2000 to $4.8 million in 2001, primarily due to our Mountain acquisitions.  Excluding the impact of these acquisitions, general and administrative expenses increased $1.2 million, or 44%, primarily due to increased insurance and marketing costs. As a percentage of revenues, general and administrative expenses increased 7.3 points primarily due to the impact of our Mountain acquisitions.

             Depreciation.  Depreciation increased $227,000, or 65%, from $350,000 in 2000 to $577,000 in 2001, primarily due to the impact of our 2000 and 2001 Mountain acquisitions.  As a percentage of revenues, depreciation increased 0.7 points due to increased fixed asset balances on recent acquisitions.

             Goodwill Amortization.  Goodwill amortization increased $109,000, or 23%, from $479,000 in 2000 to $588,000 in 2001, primarily due to the impact of our Mountain acquisitions.  As a percentage of revenues, goodwill amortization remained relatively flat.

Desert

             The following table sets forth the consolidated condensed results of operations for the three- and six-months ended June 30, 2000 and 2001 for our Desert operations in Scottsdale and Tucson, Arizona; and Palm Desert and Palm Springs, California.

	Three Months Ended June 30			,	Six Months Ended June 30			,
	2000		2001		2000		2001
(dollars in thousands)
Revenues	$729	100.0%	$703	100.0%	$2,467	100.0%	$2,413	100.0%
Direct operating expenses	417	57.2	448	63.7	870	35.3	955	39.6
General and administrative expenses	203	27.8	194	27.6	416	16.8	396	16.4

Operating income before depreciation and goodwill amortization	109	15.0	61	8.7	1,181	47.9	1,062	44.0
Depreciation	14	1.9	24	3.4	30	1.2	50	2.1
Goodwill amortization	42	5.8	54	7.7	81	3.3	108	4.5

Operating income	$53	7.3%	$(17)	(2.4)%	$1,070	43.4%	$904	37.4%

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000 - Desert

             Revenues.  Revenues remained relatively flat in 2001 when compared to 2000.

             Direct Operating Expenses.  Direct operating expenses increased $31,000, or 7%, from $417,000 in 2000 to $448,000 in 2001, primarily due to increased labor costs.  As a percentage of revenues, direct operating expenses increased 6.5 points due to the increase in labor costs.

             General and Administrative Expenses.  General and administrative expenses decreased $9,000, or 4%, from $203,000 in 2000 to $194,000 in 2001, primarily due to increased operating efficiencies.  As a percentage of revenues, general and administrative expenses improved 0.2 points due to the increase in operating efficiencies.

             Depreciation.  Depreciation increased $10,000, or 71%, from $14,000 in 2000 to $24,000 in 2001, primarily due to increased technology capital expenditures.  As a percentage of revenues, depreciation increased 1.5 points due to the increase in technology capital expenditures.

             Goodwill Amortization.  Goodwill amortization increased $12,000, or 29%, from $42,000 in 2000 to $54,000 in 2001, primarily due to the purchase price adjustments related to a prior year acquisition, which was recorded using the purchase method of accounting. As a percentage of revenues, goodwill amortization increased 1.9 points.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000 - Desert

             Revenues.  Revenues remained relatively flat in 2001 when compared to 2000.

             Direct Operating Expenses.  Direct operating expenses increased $85,000, or 10%, from $870,000 in 2000 to $955,000 in 2001, primarily due to increased labor costs.  As a percentage of revenues, direct operating expenses increased 4.3 points due to the increase in labor costs.

             General and Administrative Expenses.  General and administrative expenses decreased $20,000, or 5%, from $416,000 in 2000 to $396,000 in 2001, primarily due to increased operating efficiencies.  As a percentage of revenues, general and administrative expenses decreased 0.4 points due to the increase in operating efficiencies.

             Depreciation.  Depreciation increased $20,000, or 67%, from $30,000 in 2000 to $50,000 in 2001, primarily due to increased technology capital expenditures.  As a percentage of revenues, depreciation increased 0.9 points due to the increase in technology capital expenditures.

             Goodwill Amortization.  Goodwill amortization increased $27,000, or 33%, from $81,000 in 2000 to $108,000 in 2001, primarily due to the purchase price adjustments related to a prior year acquisition, which was recorded using the purchase method of accounting. As a percentage of revenues, goodwill amortization increased 1.2 points.

Other

             The following table sets forth the consolidated condensed results of operations for the three- and six-months ended June 30, 2000 and 2001 for our Other operations comprised of ResortQuest Technologies and corporate.

	Three Months Ended June 30				,	Six Months Ended June 30			,
	2000		2001			2000		2001
(dollars in thousands)
Revenues	$853	100.0%	$908	100.0%		$1,720	100.0%	$1,693	100.0%
Direct operating expenses	419	49.1	486	53.5		890	51.7	966	57.1
General and administrative expenses	3,115	365.2	2,929	322.6		5,884	342.1	6,686	394.9

Operating loss before depreciation and goodwill amortization	(2,681)	n/m	(2,507)	n/m		(5,054)	n/m	(5,959)	n/m
Depreciation	133	15.6	471	51.9		232	13.5	853	50.4
Goodwill amortization	261	30.6	255	28.1		525	30.5	510	30.1

Operating loss	$(3,075)	n/m	$(3,233)	n/m		$(5,811)	n/m	$(7,322)	n/m

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000 - Other

             Revenues.  Revenues increased $55,000, or 6%, from $853,000 in 2000 to $908,000 in 2001, primarily due to new revenue streams created through new strategic partners off-set by a $112,000, or 14%, decrease in software sales and service fee revenues.

             Direct Operating Expenses.  Direct operating expenses increased $67,000, or 16%, from $419,000 in 2000 to $486,000 in 2001, primarily due to increased labor costs and increased costs related to certain technology initiatives.   As a percentage of revenues, direct operating expenses increased 4.4 points, primarily due to the increase in fixed operating costs of ResortQuest Technologies and the decrease in software sales and service fee revenues.

             General and Administrative Expenses.  General and administrative expenses decreased $186,000, or 6%, from $3.1 million in 2000 to $2.9 million in 2001, primarily due to marketing cost reductions at the corporate level.

             Depreciation.  Depreciation increased $338,000, or 254%, from $133,000 in 2000 to $471,000 in 2001, primarily due to increased technology capital expenditures related to enhancements to our Web site, upgrades to our software products sold through ResortQuest Technologies and the partial implementation of our new financial management technology platform scheduled to be completed later this year.  As a percentage of revenues, depreciation increased 36.3 points primarily due to these investments in technology.

             Goodwill Amortization.  Goodwill amortization remained relatively flat in 2001 when compared to 2000.  As a percentage of revenues, goodwill amortization remained relatively flat.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000 - Other

             Revenues.  Revenues remained relatively flat in 2001 when compared to 2000.

             Direct Operating Expenses.  Direct operating expenses increased $76,000, or 9%, from $890,000 in 2000 to $966,000 in 2001, primarily due to increased labor costs and increased costs related to certain technology initiatives.   As a percentage of revenues, direct operating expenses increased 5.4 points, primarily due to the increase in fixed operating costs of ResortQuest Technologies and the decrease in software sales and service fee revenues.

             General and Administrative Expenses.  General and administrative expenses increased $802,000, or 14%, from $5.9 million in 2000 to $6.7 million in 2001, primarily at the corporate level due to increased insurance costs, centralized accounting costs, and other initiatives related to increased units under management.

             Depreciation.  Depreciation increased $621,000, or 268%, from $232,000 in 2000 to $853,000 in 2001, primarily due to increased technology capital expenditures related to enhancements to our Web site, upgrades to our software products sold through ResortQuest Technologies and the partial implementation of our new financial management technology platform scheduled to be completed later this year.  As a percentage of revenues, depreciation increased 36.9 points primarily due to these investments in technology.

             Goodwill Amortization.  Goodwill amortization remained relatively flat in 2001 when compared to 2000.  As a percentage of revenues, goodwill amortization remained relatively flat.

Liquidity and Capital Resources

             ResortQuest is a holding Company that conducts all of its operations through its subsidiaries operating in 50 premier resort locations.  Accordingly, the primary internal source of our liquidity is through the cash flows realized from our subsidiaries and our long-term borrowings.

             We generated cash flows from operating activities of $20.6 million for the six-months ended June 30, 2001 primarily due to increases in net income, deferred income taxes and deferred revenue and property owner payables.  Cash used in investing activities was approximately $25.1 million for the six-months ended June 30, 2001, due primarily to the $15.9 million in net cash payments related to our 2001 acquisitions and an earn-up payment related to a 1999 acquisition and $9.1 million in software development and implementation costs and purchases of property and equipment.  For the six-months ended June 30, 2001, cash provided by financing activities totaled $17.9 million, which is primarily due to $18.8 million in net borrowings under our Credit Facility.

             At June 30, 2001, we had approximately $39.8 million in cash and cash equivalents, of which $37.3 million represents cash held in escrow. The cash held in escrow is released at varying times in accordance with state regulations, generally based upon the guest stay or, in the case of real estate sales deposits, when the property is sold. At June 30, 2001, we had a working capital deficit of $32.0 million; however, we have up to $31.2 million remaining, subject to certain restrictions, available under our long-term borrowing vehicle.  During 2000 we implemented a consolidated daily cash management system that allows us to fully utilize all unrestricted cash to repay outstanding debt in order to reduce our net interest expense.  We anticipate that our cash flows from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures over the next year. However, future acquisitions and other initiatives, depending on their size and the method of financing, may affect our liquidity and capital requirements at that time.

Long-Term Borrowings

             As of June 30, 2001, our long-term debt was comprised of $50.0 million in 9.06% Senior Notes due June 2004, $18.8 million in borrowings under our Credit Facility that expires in January 2004 and $603,000 in capital lease obligations and other borrowings assumed in connection with certain acquisitions.

Registration and Equity Offerings

             We have registered 8.0 million shares of common stock through various shelf registration statement filings.  As of June 30, 2001, we had issued 4,710,446 shares under these shelf registration statements in connection with acquisitions, with the remaining 3,289,554 shares available for future acquisitions.

Acquisition Strategy

             We intend to continue to pursue selected acquisition opportunities in strategic and existing markets. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into our operations without substantial costs, delays or other operational or financial problems. Increased competition for acquisition candidates may develop, in which event there may be fewer acquisition opportunities available to us, as well as higher acquisition prices. Furthermore, acquisitions involve a number of unique risks, including the failure of acquired companies to achieve anticipated results, diversion of management’s attention, failure to retain key personnel, risks associated with unanticipated events or liabilities and amortization of acquired intangible assets. Some or all of these could have a material adverse effect on our business, financial condition and results of operations.

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

Non-compete and Employment Agreements

             We have entered into non-compete agreements with many of the former owners of the companies that now comprise ResortQuest.  These non-compete agreements are generally three to five years in length effective the day the operations are merged with ResortQuest.  Additionally, we have entered into employment agreements with many of these former owners, all senior corporate officers and several key employees.  Among other things, these agreements allow for severance payments and some include acceleration of stock option awards upon a change in control of ResortQuest, as defined under the agreements.  At June 30, 2001, the maximum amount of compensation that would be payable under all agreements if a change in control occurred without prior written notice would be approximately $11.6 million.

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

ResortQuest International, Inc.
Performance Statistics
Total System (2)
June 30, 2001

	Three Months Ended				Six Months Ended
	June 30 ,	June 30 ,			June 30 ,	June 30 ,
	2000	2001	VAR		2000	2001	VAR

Beach
Lodging Revenues(1)	$55,608	$65,087	17.0%		$84,836	$102,532	20.9%
Occupancy	54.1%	46.5%	(7.6	)pts	57.7%	53.0%	(4.7	)pts
ADR	$172.54	$190.81	10.6%		$128.04	$137.42	7.3%
RevPAU	$93.37	$88.81	(4.9)%		$73.84	$72.88	(1.3)%
Total Units	7,865	9,674	23.0%		7,865	9,674	23.0%

Hawaii
Lodging Revenues(1)	$35,514	$34,953	(1.6)%		$75,373	$79.141	5.0%
Occupancy	76.1%	71.3%	(4.8	)pts	79.1%	76.9%	(2.2	)pts
ADR	$103.57	$112.13	8.3%		$108.48	$117.53	8.3%
RevPAU	$78.86	$79.95	1.4%		$85.84	$90.36	5.3%
Total Units	5,324	5,743	7.9%		5,324	5,743	7.9%

Mountain
Lodging Revenues(1)	$4,306	$5,843	35.7%		$31,462	$39,195	24.6%
Occupancy	18.7%	22.1%	3.4	pts	38.0%	38.7%	0.7	pts
ADR	$112.69	$102.50	(9.0)%		$199.11	$199.99	0.4%
RevPAU	$21.11	$22.62	7.2%		$75.69	$77.42	2.3%
Total Units	2,568	3,204	24.8%		2,568	3,204	24.8%

Desert
Lodging Revenues(1)	$1,732	$1,524	(12.0)%		$6,588	$6,037	(8.4)%
Occupancy	36.8%	31.8%	(5.0	)pts	55.9%	49.1%	(6.8	)pts
ADR	$106.60	$100.33	(5.9)%		$127.24	$127.68	0.3%
RevPAU	$39.24	$31.88	(18.8)%		$71.18	$62.68	(11.9)%
Total Units	552	547	(0.9)%		552	547	(0.9)%

Total
Lodging Revenues(1)	$97,160	$107,407	10.5%		$198,259	$226,905	14.4%
Occupancy	55.6%	49.1%	(6.5	)pts	61.8%	57.6%	(4.2	)pts
ADR	$135.01	$148.14	9.7%		$126.50	$136.46	7.9%
RevPAU	$75.08	$72.76	(3.1)%		$78.21	$78.64	0.5%
Total Units	16,309	19,168	17.5%		16,309	19,168	17.5%

(1)	Lodging revenues are in thousands and represent the total rental charged to property rental customers. Our revenue represents from 3% to over 40% of the lodging revenues based on the services provided to us.

(2)	Total system statistics include all exclusive managed contracts from the period under management through June 30, 2000 and June 30, 2001. Excluded from these statistics are non-exclusive management contracts which approximated 1,300 units as of June 30, 2000 and 1,400 as of June 30, 2001. Also excluded from these statistics are owner use nights and renovation nights which were approximately 13.1% of gross available nights in the three months ended June 30, 2001, and 11.2% of gross available nights in the three months ended June 30, 2000, 13.5% of gross available nights in the six months ended June 30, 2001, and 12.3% of gross available nights in the six months ended June 30, 2000.

ResortQuest International, Inc.
Performance Statistics
Same-Store (2)
June 30, 2001

	Three Months Ended				Six Months Ended
	June 30 ,	June 30 ,			June 30 ,	June 30 ,
	2000	2001	VAR		2000	2001	VAR

Beach
Lodging Revenues(1)	$55,608	$57,137	2.7%		$84,836	$86,039	1.4%
Occupancy	54.1%	48.9%	(5.2	)pts	57.7%	53.5%	(4.2	)pts
ADR	$172.54	$195.65	13.4%		$128.04	$136.74	6.8%
RevPAU	$93.37	$95.66	2.5%		$73.84	$73.10	(1.0)%
Total Units	7,865	7,977	1.4%		7,865	7,977	1.4%

Hawaii
Lodging Revenues(1)	$35,514	$34,953	(1.6)%		$75,373	$79,141	5.0%
Occupancy	76.1%	71.3%	(4.8	)pts	79.1%	76.9%	(2.2	)pts
ADR	$103.57	$112.13	8.3%		$108.48	$117.53	8.3%
RevPAU	$78.86	$79.95	1.4%		$85.84	$90.36	5.3%
Total Units	5,324	5,743	7.9%		5,324	5,743	7.9%

Mountain
Lodging Revenues(1)	$4,306	$4,166	(3.3)%		$31,462	$31,740	0.9%
Occupancy	18.7%	20.2%	1.5	pts	38.0%	38.2%	0.2	pts
ADR	$112.69	$94.55	(16.1)%		$199.11	$190.24	(4.5)%
RevPAU	$21.11	$19.14	(9.3)%		$75.69	$72.77	(3.9)%
Total Units	2,568	2,638	2.7%		2,568	2,638	2.7%

Desert
Lodging Revenues(1)	$1,732	$1,524	(12.0)%		$6,588	$6,037	(8.4)%
Occupancy	36.8%	31.8%	(5.0	)pts	55.9%	49.1%	(6.8	)pts
ADR	$106.60	$100.33	(5.9)%		$127.24	$127.68	0.3%
RevPAU	$39.24	$31.88	(18.8)%		$71.18	$62.68	(11.9)%
Total Units	552	547	(0.9)%		552	547	(0.9)%

Total
Lodging Revenues(1)	$97,160	$97,780	0.6%		$198,259	$202,957	2.4%
Occupancy	55.6%	51.0%	(4.6	)pts	61.8%	58.7%	(3.1	)pts
ADR	$135.01	$147.48	9.2%		$126.50	$133.82	5.8%
RevPAU	$75.08	$75.21	0.2%		$78.21	$78.50	0.4%
Total Units	16,309	16,905	3.7%		16,309	16,905	3.7%

(1)	Lodging revenues are in thousands and represent the total rental charged to property rental customers. Our revenue represents from 3% to over 40% of the lodging revenues based on the services provided to us.

(2)	For better comparability, the above statistics exclude all non-exclusive management contracts as well as all properties that were not acquired by ResortQuest prior to first quarter 2000, which approximated 3,669 units as of June 30, 2001. Also excluded from these statistics are owner use nights and renovation nights which were approximately 12.6% of gross available nights in the three months ended June 30, 2001 and 11.2% of gross available nights in the three months ended June 30, 2000, 13.4% of gross available nights in the six months ended June 30, 2001, and 12.3% of gross available nights in the six months ended June 30, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

             We do not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and we do not hold any financial instruments for trading purposes. As of June 30, 2001 our only foreign operations were in Canada.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

             On May 26, 2000, Hotel Corp. of the Pacific, Inc., a subsidiary of ResortQuest International doing business as Aston Hotels & Resorts, instituted legal proceedings in the Circuit Court for the First Circuit of Hawaii against Andre S. Tatibouet, the president of Hotel Corp. This action arises out of a document styled “Cooperation Agreement” that was signed by Andre S. Tatibouet, purporting to act on behalf of Hotel Corp., on the one hand, with Cendant Global Services B.V. and Aston Hotels & Resorts International, Inc., on the other hand.  The Cooperation Agreement contains several provisions that are detrimental to Hotel Corp., including provisions purporting to transfer certain intellectual property and limit certain intellectual property rights held by Hotel Corp. Hotel Corp. seeks monetary damages for breach of fiduciary duty, fraud, and negligent misrepresentation.  By order of the Circuit Court, the claims asserted by Hotel Corp. in the lawsuit have been consolidated with an arbitration demand, filed with the American Arbitration Association by Mr. Tatibouet, in which he alleges various breaches of his employment agreement with Hotel Corp.  The arbitration is scheduled to take place in September 2001.

             Also on May 26, 2000, ResortQuest International and Hotel Corp. brought action in the Circuit Court for the First Circuit of Hawaii against Cendant Corporation, Aston Hotels & Resorts International, Inc. and Cendant Global Services B.V. (“Defendants"). It is the position of ResortQuest and Hotel Corp. that the Cooperation Agreement is voidable because (i) it was entered in breach of a prior agreement between ResortQuest, and the parent company of Cendant Global Services B.V. and Aston Hotels & Resorts International, Inc., Cendant Corporation, and (ii) it was entered into by an interested director and officer of Hotel Corp. who was engaging in self-dealing. Accordingly, ResortQuest and Hotel Corp. seek damages for breach of contract against Cendant, and the equitable remedies of rescission and replevin.  We believe that we have meritorious claims and will prevail in each matter.

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

Item 4.  Submission of Matters to a Vote of Security Holders

             An annual meeting of the stockholders of ResortQuest International, Inc. was held on Thursday, May 10, 2001.  At the meeting, the stockholders considered and voted upon two proposals: (1) the election of seven members (William W. Abbott, Jr., Elan J. Blutinger, David L. Levine, Colin V. Reed, David C. Sullivan, Joseph V. Vittoria, and Theodore L. Weise) to the board of directors of the Company; and (2) the appointment of Arthur Andersen, LLP as the Company’s independent public accountants for the 2001 fiscal year.

The stockholders approved each of the proposals.  Voting results were as follows:

	Proposal #1(A)	Proposal #1(B)	Proposal #1(C)	Proposal #2

For	12,857,402	12,857,232	12,855,832	12,853,868
Against	4,878	5,048	6,448	5,657
Abstentions	-	-	-	2,755
Unvoted	4,880,071	4,880,071	4,880,071	4,880,071

(A)	Voting results for director nominees Abbott, Blutinger, Reed, Vittoria and Weise.
(B)	Voting results for director nominee Levine.
(C)	Voting results for director nominee Sullivan.

Item 5.  Other Information

             Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits filed herewith

             None

(b)        Reports on Form 8-K:

             No reports on Form 8-K were filed during the quarter ended June 30, 2001.

Signature

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.

RESORTQUEST INTERNATIONAL, INC.

August 13, 2001	By: /s/ J. Mitchell Collins

J. Mitchell Collins
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer,
Chief Accounting Officer
and Duly Authorized Officer)