Form 10-Q
period 2001-09-30
RESORTQUEST INTERNATIONAL INC
filed 2001-11-14
CIK 1057507

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2001.

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

                                            Yes  ☒                        No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of September 30, 2001.

Common Stock 19,243,316 shares

PART I - FINANCIAL INFORMATION

Company or group of companies for which report is filed:

RESORTQUEST INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands, except share amounts)
(Unaudited)	Dec 31,	Sept 30,
	2000	2001
ASSETS
Current assets
Cash and cash equivalents	$26,344	$16,935
Trade and other receivables, net	5,957	5,526
Deferred income taxes	1,061	1,043
Other current assets	8,888	7,162
Total current assets	42,250	30,666
Goodwill, net	185,733	216,219
Property and equipment, net	28,507	38,809
Other assets	6,679	7,303
Total assets	$263,169	$292,997
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$483	$266
Deferred revenue and property owner payables	51,653	32,966
Accounts payable and accrued liabilities	13,774	17,970
Other current liabilities	303	1,201
Total current liabilities	66,213	52,403
Long-term debt, net of current maturities	50,401	79,725
Deferred income taxes	4,041	8,189
Other long-term obligations	6,112	6,548
Total liabilities	126,767	146,865
Stockholders' equity
Common stock, $0.01 par value, 50,000,000 shares authorized, 18,988,246 and 19,243,316 shares outstanding, respectively	190	192
Additional paid-in capital	151,960	153,884
Accumulated other comprehensive income	(49)	(61)
Excess distributions	(29,500)	(29,500)
Retained earnings	13,801	21,617
Total stockholders' equity	136,402	146,132
Total liabilities and stockholders' equity	$263,169	$292,997

The accompanying notes are an integral part of these consolidated condensed balance sheets.

RESORTQUEST INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2000	2001	2000	2001
Revenues
Property management fees	$25,970	$28,821	$68,276	$78,952
Service fees	14,114	13,850	37,467	39,902
Real estate and other	6,930	6,011	20,658	18,667
Total revenues	47,014	48,682	126,401	137,521
Operating expenses
Direct operating	21,921	24,015	62,701	66,419
General and administrative	10,330	16,078	31,919	42,555
Depreciation	931	1,376	2,614	3,855
Goodwill amortization	1,254	1,443	3,652	4,227
Total operating expenses	34,436	42,912	100,886	117,056
Operating income	12,578	5,770	25,515	20,465
Interest and other expense, net	938	1,044	3,543	3,067
Income before income taxes	11,640	4,726	21,972	17,398
Provision for income taxes	5,237	4,260	9,886	9,582
Net income	$6,403	$466	$12,086	$7,816
Earnings per share
Basic	$0.34	$0.02	$0.64	$0.41
Diluted	$0.34	$0.02	$0.64	$0.40

The accompanying notes are an integral part of these consolidated condensed financial statements.

RESORTQUEST INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Excess	Retained		Comprehensive
	Shares	Amount	Capital	Loss	Distributions	Earnings	Total	Income

Balance, December 31, 2000	18,988,246	$190	$151,960	$(49)	$(29,500)	$13,801	$136,402
Net income	-	-	-	-	-	7,816	7,816	$7,816
Foreign currency translation loss	-	-	-	(12)	-	-	(12)	(12)
Stock issued in connection with:
Acquisitions	225,594	2	1,666	-	-	-	1,668	-
Options exercised	29,476	-	258	-	-	-	258	-
Comprehensive Income								$7,804
Balance, September 30, 2001	19,243,316	$192	$153,884	$(61)	$(29,500)	$21,617	$146,132

The accompanying notes are an integral part of these consolidated condensed financial statements.

RESORTQUEST INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	Sept 30,	Sept 30,
	2000	2001
Cash flows from operating activities:
Net income	$12,086	$7,816
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and goodwill amortization	6,266	8,082
Non-cash unusual expenses and other charges (Note 5)	-	2,886
Changes in operating assets and liabilities:
Trade and other receivables	(1,672)	830
Accounts payable and accrued liabilities	3,110	2,853
Deferred revenue and property owner payables	(15,631)	(32,245)
Other	2,501	4,522
Net cash provided by (used in) operating activities	6,660	(5,256)
Cash flows from investing activities:
Cash portion of acquisitions, net	(5,318)	(18,356)
Purchases of property and equipment	(6,282)	(14,291)
Net cash used in investing activities	(11,600)	(32,647)
Cash flows from financing activities:
Net credit facility (repayments) borrowings	(17,913)	29,500
Payments of capital lease and other obligations	-	(1,264)
Employee options exercised	-	258
Net cash (used in) provided by financing activities	(17,913)	28,494
Net change in cash and cash equivalents	(22,853)	(9,409)
Cash and cash equivalents, beginning of period	40,239	26,344
Cash and cash equivalents, end of period	$17,386	$16,935

The accompanying notes are an integral part of these consolidated condensed financial statements.

RESORTQUEST INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

(Unaudited)

In these footnotes, the words "Company," "ResortQuest," "we," "our" and "us" refer to ResortQuest International, Inc., a Delaware corporation, and its wholly-owned subsidiaries, unless otherwise stated or the context requires otherwise.

NOTE 1 - BASIS OF PRESENTATION

                The accompanying unaudited Consolidated Condensed Financial Statements of ResortQuest International, Inc., a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles.  The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of operating results.  Results of operations for interim periods are not necessarily indicative of a full year of operations.  These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our 2000 Annual Report to Stockholders.

Formation

                ResortQuest is the world's largest vacation rental property management company with approximately 20,000 units under management. We are the first company offering vacation condominium and home rentals, sales and management under a national brand name in over 50 premier destination resorts located in the continental United States, Hawaii and Canada.

Acquisition Costs

                Costs incurred in the course of our evaluation of acquisition candidates and the ultimate consummation of acquisitions consist primarily of attorneys' fees, accounting fees and other costs incurred by us in identifying and closing transactions. These costs incurred are deferred on the balance sheet until the related transaction is either consummated or terminated (see Note 5). Similar treatment is followed in recording costs incurred by us in the course of generating additional debt or equity financing. For the acquisitions accounted for under the purchase method of accounting, all transaction costs and the excess of the purchase price over the fair value of identified net assets acquired represent goodwill (see "New Accounting Pronouncements"). Goodwill is currently amortized over a life up to 40 years and is calculated based on a preliminary estimate that is adjusted to its final balance within one year of the close of the acquisition. Additionally, certain of our acquisitions have "earn-up" provisions that require additional consideration to be paid if certain operating results are achieved over periods of up to three years. This additional consideration is recorded as goodwill when the amount is fixed and determinable.

                The total cost for the current year acquisitions and the earn-up payments related to prior acquisitions was $20.0 million, with 8.3% of the consideration paid in the form of common stock with an aggregate value of $1.7 million and the remaining $18.3 million of consideration paid in cash, net of cash acquired. The total cost during the same period in 2000 for 2000 acquisitions and the earn-up payments related to the 1999 acquisitions was $6.3 million, with 15.7% of the net consideration paid in the form of common stock with an aggregate value of $989,000, net of retired escrow shares, and the remaining $5.3 million of consideration paid in cash, net of cash acquired.

New Accounting Pronouncements

                On June 30, 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement No. 141 eliminates the poolings-of-interests method of accounting for business combinations and requires all transactions initiated after June 30, 2001, to be accounted for using the purchase method. Under Statement No. 142, goodwill related to our future acquisitions will not be subject to amortization and goodwill related to our historical acquisitions will no longer be amortized beginning on January 1, 2002. Goodwill will be subject to reviews for impairment annually and upon the occurrence of certain events, and, if impaired, a write-down will be recorded. We will perform an analysis before the January 1, 2002 adoption of Statement No. 142, as early adoption is not permitted, to determine whether an impairment charge will be required upon our adoption. We recorded goodwill amortization of $3.7 million and $4. 2 million for the nine months ended September 30, 2000 and 2001, respectively.

NOTE 2 - NOTES RECEIVABLE

                In connection with the initial public offering, we formalized a $4.0 million promissory note resulting from cash advances to a primary stockholder (see Item 1. under Part II.) of a predecessor company, who is no longer an affiliate of ResortQuest. On February 16, 2000, this Note was restructured in order to provide for additional collateral. At this time, certain management fee receivables and accrued interest of approximately $1.1 million were also aggregated into a separate note (collectively, the "Notes"). The Notes are collateralized by certain real estate held by the stockholder and bear interest at 1/2% below the prime rate of interest, but not less than 6% and not more than 10%. The remaining balance on the $1.1 million note plus accrued interest was paid in full during 2001. Interest payments under the $4.0 million note are due every January and July 1st, with the principal recorded in Other assets in the accompanying Consolidated Condensed Balance Sheets, being due in full on May 25, 2008. To date, all interest payments due under the restructured terms of the Notes have been received.

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

	Three Months Ended		Nine Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2000	2001	2000	2001
Basic weighted average common shares outstanding	19,019,793	19,241,909	18,954,344	19,140,743
Effect of dilutive securities - stock options	61,948	157,744	45,029	187,099
Diluted weighted average common shares outstanding	19,081,741	19,399,653	18,999,373	19,327,842

NOTE 4 - SEGMENT REPORTING

                We have one operating segment, property management, which is managed as one business unit. The All other segment includes ResortQuest Technologies and corporate. At December 31, 2000 and September 30, 2001, approximately 64% and 53%, respectively, of the All other segment assets represents goodwill recorded for ResortQuest Technologies and corporate. The following table presents the revenues, operating income and assets of our reportable segment:

	Three Months Ended		Nine Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
(in thousands)	2000	2001	2000	2001
Revenues
Property management	$46,166	$47,771	$123,833	$134,917
All other	848	911	2,568	2,604
	$47,014	$48,682	$126,401	$137,521
Operating income
Property management	$14,903	$12,790	$33,651	$34,807
All other	(2,325)	(7,020)	(8,136)	(14,342)
	$12,578	$5,770	$25,515	$20,465

	Dec 31,	Sept 30,
(in thousands)	2000	2001
Assets
Property management	$218,338	$240,123
All other	44,831	52,874
	$263,169	$292,997

NOTE 5 - UNUSUAL EXPENSES AND OTHER CHARGES

                During the quarter ended September 30, 2001, general and administrative expenses include $3.8 million of items that management considers as unusual expenses and other charges. These charges include a $1.5 million non-cash write-down of certain previously issued First Resort Software versions, a $1.1 million non-cash write-off of deferred acquisition costs related to acquisition candidates that will be no longer pursued, a $303,000 non-cash write-off of miscellaneous receivables, and $958,000 in employee-related charges.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

                ResortQuest is the world's largest provider of vacation condominium and home rental property management services in premier destination resorts located in the United States and Canada. We have developed the first and only branded nationwide network of vacation rental properties, and currently offer management services to approximately 20,000 rental properties. Our operations are in more than 50 premier resort locations in the Beach, Hawaiian Islands, Mountain and Desert geographical regions.

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

                We market our properties through various media channels and have significant Internet distribution through resortquest.com, our proprietary Web site offering "real time" reservations, and our travel marketing agreement with America Online (AOL Keyword: ResortQuest) announced in January 2001. In conjunction with the consummation of our AOL agreement, we have formed ResortQuest Technologies; a division of ResortQuest focused on Internet alliances and inventory distribution. In July 2001, we announced an agreement with Interval Travel, a sister company of Interval International, that makes Interval's extensive vacation timeshare rental inventory available on our Web site and we also announced a five year strategic alliance with Online Travel Corporation, PLC. to exclusively develop the ResortQuest brand in Europe by using our technology and expertise in this industry. Under the terms of the alliance with Online Travel, we will receive a royalty fee based on gross revenues related to units acquired or aggregated under this program, and an exclusivity fee as well as other cross selling fees.

                In July 2001, we unveiled our third generation Web site that enhances the booking experience for e-travelers. In addition to detailed property descriptions, virtual tours, interior and exterior photos and floor plans, and local information, vacationers can search for properties by date, activity, event or location; comparison shop among similar vacation rental units; check for special discounts and promotions; and obtain maps and driving directions. The site also allows foreign travelers to obtain currency conversion rates. The site utilizes AXS Technologies software to provide high speed/high resolution, scroll, pan and zoom imaging. During the three months ended September 30, 2001, our Web site received approximately 10.5 million page views from 2.2 million visitors, an 18% and 37% increase, respectively.

RESULTS OF OPERATIONS

                Our operating results are highly seasonal due to the geographical dispersion of the resort locations in which we operate. The results of operations are subject to quarterly fluctuations caused primarily by the seasonal variations in the vacation rental and property management industry, with peak seasons dependent on whether the resort is primarily a summer or winter destination. Our financial results will be discussed on a consolidated basis, but due to the seasonal nature of our operations, our results will also be discussed by geographic region with Other representing our corporate and ResortQuest Technologies operations. For better analysis, the following discussion includes "same-store" comparisons. Same-store comparisons exclude the impact of the six significant acquisitions completed since the first day of the earliest period being discussed. Three of these acquisitions are located in Mountain operations in Sun Valley, Idaho effective July 1, 2000 (excluded in nine-month discussion only); in Steamboat, Colorado effective January 1, 2001 and in Gatlinburg, Tennessee effective April 1, 2001; and three in Beach operations in Southwest Florida effective January 1 and May 1, 2001 and the Outer Banks, North Carolina effective April 1, 2001.

Consolidated

                The following table sets forth the consolidated condensed results of operations for the three- and nine-month periods ended September 30, 2000 and 2001.

	Three Months Ended Sept 30,				Nine Months Ended Sept 30,
(in thousands)	2000		2001		2000		2001
Revenues	$47,014	100.0%	$48,682	100.0%	$126,401	100.0%	$137,521	100.0%
Direct operating expenses	21,921	46.6	24,015	49.3	62,701	49.6	66,419	48.3
General and administrative expenses	10,330	22.0	16,078	33.0	31,919	25.3	42,555	30.9
Operating income before depreciation and goodwill amortization	14,763	31.4	8,589	17.7	31,781	25.1	28,547	20.8
Depreciation	931	2.0	1,376	2.8	2,614	2.1	3,855	2.8
Goodwill amortization	1,254	2.7	1,443	3.0	3,652	2.9	4,227	3.1
Operating income	$12,578	26.7%	$5,770	11.9%	$25,515	20.1%	$20,465	14.9%

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000 - Consolidated

                Revenues. Revenues increased $1.7 million, or 4%, from $47.0 million in 2000 to $48.7 million in 2001, due to a 8.5% increase in gross lodging revenues driven by acquisitions. Excluding the impact of our acquisitions, revenues decreased $3.5 million, or 8%, due to a 16% decrease in net real estate sales revenue and a 5.7% decrease in same-store gross lodging revenues driven by a 5.0% decrease in same-store occupancy.

                Direct Operating Expenses. Direct operating expenses increased $2.1 million, or 10%, from $21.9 million in 2000 to $24.0 million in 2001, primarily due to acquisitions. Excluding the impact of our acquisitions, direct operating expenses decreased $696,000, or 3%, due to cost reduction initiatives. As a percentage of revenues, direct operating expenses increased 2.7 points primarily due to acquisitions and the decline in same-store revenues.

                General and Administrative Expenses. General and administrative expenses increased $5.8 million, or 56%, from $10.3 million in 2000 to $16.1 million in 2001, primarily due to our acquisitions and $3.8 million in unusual expenses and other charges (see Note 5). Excluding the impact of these acquisitions and these unusual items, general and administrative expenses increased $421,000, or 4%, due to increased insurance costs and marketing expenditures, partially offset by cost reduction initiatives. As a percentage of revenues and excluding the unusual items, general and administrative expenses increased 3.1 points due to the increased costs discussed above and the decline in same-store revenues.

                Depreciation. Depreciation increased $445,000, or 48%, from $931,000 in 2000 to $1.4 million in 2001, primarily due to increased technology capital expenditures. As a percentage of revenues, depreciation increased 0.8 points due to the increase in technology capital expenditures.

                Goodwill Amortization. Goodwill amortization increased $189,000, or 15%, from $1.3 million in 2000 to $1.4 million in 2001, primarily due to the impact of our current year acquisitions. As a percentage of revenues, goodwill amortization increased 0.3 points.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000 - Consolidated

                Revenues. Revenues increased $11.1 million, or 9%, from $126.4 million in 2000 to $137.5 million in 2001, primarily due to a 12.1% increase in gross lodging revenues primarily driven by acquisitions. Excluding the impact of our acquisitions, revenues decreased $3.1 million, or 3%, primarily due to a 12% decrease in net real estate revenues.

                Direct Operating Expenses. Direct operating expenses increased $3.7 million, or 6%, from $62.7 million in 2000 to $66.4 million in 2001, primarily due to acquisitions. Excluding the impact of our acquisitions, direct operating expenses decreased $2.8 million, or 5%, due to cost reduction initiatives. As a percentage of revenues, direct operating expenses improved 1.3 points primarily due to operating efficiencies and the cost reduction initiatives.

                General and Administrative Expenses. General and administrative expenses increased $10.7 million, or 33%, from $31.9 million in 2000 to $42.6 million in 2001, primarily due to our acquisitions and the unusual expenses and other charges (see Note 5). Excluding the impact of these acquisitions and these unusual items, general and administrative expenses increased $2.4 million, or 8%, due to increased insurance costs and centralized marketing expenditures, partially offset by cost reduction initiatives. As a percentage of revenues and excluding the unusual items, general and administrative expenses increased 2.8 points primarily due to the increased costs discussed above and the decline in same-store revenues.

                Depreciation. Depreciation increased $1.2 million, or 47%, from $2.6 million in 2000 to $3.8 million in 2001, primarily due to increased technology capital expenditures. As a percentage of revenues, depreciation increased 0.7 points due to the increase in technology capital expenditures.

                Goodwill Amortization. Goodwill amortization increased $575,000, or 16%, from $3.7 million in 2000 to $4.2 million in 2001, primarily due to the impact of our acquisitions. As a percentage of revenues, goodwill amortization remained relatively flat.

Beach

                The following table sets forth the consolidated condensed results of operations for the three- and nine-months ended September 30, 2000 and 2001 for our Beach operations in Gulf Shores, Alabama; Bethany Beach, Delaware; Beaches of South Walton, Bonita Springs, Bradenton, Captiva Island, Destin, Fort Myers, Fort Myers Beach, Longboat Key, Marco Island, Naples, Navarre Beach, New Port Richey, Okaloosa Island/Fort Walton Beach, Orlando, Pensacola, Sanibel Island, Sarasota, Siesta Key and Vanderbilt Beach, Florida; St. Simons Island, Georgia; Nantucket, Massachusetts; Outer Banks, North Carolina; Lake Erie Islands, Ohio; and Hilton Head Island, South Carolina.

	Three Months Ended Sept 30,				Nine Months Ended Sept 30,
(dollars in thousands)	2000		2001		2000		2001
Revenues	$31,995	100.0%	$34,522	100.0%	$74,278	100.0%	$81,738	100.0%
Direct operating expenses	13,691	42.8	15,659	45.3	36,670	49.4	38,883	47.6
General and administrative expenses	4,623	14.4	5,063	14.7	13,705	18.4	16,123	19.7
Operating income before depreciation and goodwill amortization	13,681	42.8	13,800	40.0	23,903	32.2	26,732	32.7
Depreciation	436	1.4	450	1.3	1,266	1.7	1,199	1.5
Goodwill amortization	670	2.1	822	2.4	1,945	2.6	2,364	2.9
Operating income	$12,575	39.3%	$12,528	36.3%	$20,692	27.9%	$23,169	28.3%

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000 - Beach

                Revenues. Revenues increased $2.5 million, or 8%, from $32.0 million in 2000 to $34.5 million in 2001, primarily due to our Beach acquisitions. Excluding the impact of these acquisitions, revenues decreased $1.4 million, or 5%, primarily due to a 1.9% decrease in same-store lodging revenues driven by a 1.6% decrease in same-store units under management.

                Direct Operating Expenses. Direct operating expenses increased $2.0 million, or 14%, from $13.7 million in 2000 to $15.7 million in 2001, primarily due to our Beach acquisitions. Excluding the impact of these acquisitions, direct operating expenses decreased $306,000, or 3%, due to cost reduction initiatives. As a percentage of revenues, direct operating expenses increased 2.5 points due primarily to our Beach acquisitions and the decline in same-store revenues.

                General and Administrative Expenses. General and administrative expenses increased $440,000, or 10%, from $4.6 million in 2000 to $5.1 million in 2001, primarily due to our Beach acquisitions. Excluding the impact of these acquisitions, general and administrative expenses decreased $615,000, or 15%, primarily due to cost reduction initiatives. As a percentage of revenues, general and administrative expenses remained relatively flat.

                Depreciation. Depreciation increased $14,000, or 3%, from $436,000 in 2000 to $450,000 in 2001, primarily due to our Beach acquisitions. As a percentage of revenues, depreciation remained relatively flat.

                Goodwill Amortization. Goodwill amortization increased $152,000, or 23%, from $670,000 in 2000 to $822,000 in 2001, primarily due to the impact of our Beach acquisitions. As a percentage of revenues, goodwill amortization remained relatively flat.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000 - Beach

                Revenues. Revenues increased $7.4 million, or 10%, from $74.3 million in 2000 to $81.7 million in 2001, primarily due to our Beach acquisitions. Excluding the impact of these acquisitions, revenues decreased $1.6 million, or 2%, primarily due to a 10% decrease in same-store service fee revenues.

                Direct Operating Expenses. Direct operating expenses increased $2.2 million, or 6%, from $36.7 million in 2000 to $38.9 million in 2001, primarily due to our Beach acquisitions. Excluding the impact of these acquisitions, direct operating expenses decreased $2.1 million, or 7%, due to cost reduction initiatives. As a percentage of revenues, direct operating expenses decreased 1.8 points due to the cost reduction initiatives and the decline in same-store revenues.

                General and Administrative Expenses. General and administrative expenses increased $2.4 million, or 18%, from $13.7 million in 2000 to $16.1 million in 2001, primarily due to our Beach acquisitions. Excluding the impact of these acquisitions, general and administrative expenses decreased $509,000, or 4%, primarily due to cost reduction initiatives. As a percentage of revenues, general and administrative expenses increased 1.3 points due primarily to the Beach acquisitions and the decline in same-store revenues.

                Depreciation. Depreciation decreased $67,000, or 5%, from $1.3 million in 2000 to $1.2 million in 2001, primarily due to a change in estimated useful lives for certain long-lived assets. As a percentage of revenues, depreciation remained relatively flat.

                Goodwill Amortization. Goodwill amortization increased $419,000, or 22%, from $1.9 million in 2000 to $2.4 million in 2001, primarily due to the impact of our Beach acquisitions. As a percentage of revenues, goodwill amortization remained relatively flat.

Hawaiian Islands

                The following table sets forth the consolidated condensed results of operations for the three- and nine-months ended September 30, 2000 and 2001 for our Hawaiian operations on the islands of Hawaii, Kauai, Maui and Oahu.

	Three Months Ended Sept 30,				Nine Months Ended Sept 30,
(dollars in thousands)	2000		2001		2000		2001
Revenues	$7,113	100.0%	$6,179	100.0%	$20,142	100.0%	$20,370	100.0%
Direct operating expenses	2,366	33.2	2,169	35.1	6,984	34.7	6,708	32.9
General and administrative expenses	1,748	24.6	1,817	29.4	5,304	26.3	5,356	26.3
Operating income before depreciation and goodwill amortization	2,999	42.2	2,193	35.5	7,854	39.0	8,306	40.8
Depreciation	120	1.7	125	2.0	361	1.8	375	1.8
Goodwill amortization	19	0.3	18	0.3	57	0.3	54	0.3
Operating income	$2,860	40.2%	$2,050	33.2%	$7,436	36.9%	$7,877	38.7%

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000 - Hawaii

                Revenues. Revenues decreased $934,000, or 13%, from $7.1 million in 2000 to $6.2 million in 2001, primarily due to an 11.5% decrease in lodging revenues driven by a 10.4 point decrease in occupancy.

                Direct Operating Expenses. Direct operating expenses decreased $197,000, or 8%, from $2.4 million in 2000 to $2.2 million in 2001, due to cost reduction initiatives. As a percentage of revenues, direct operating expenses increased 1.9 points due to the decrease in same-store revenues.

                General and Administrative Expenses. General and administrative expenses increased $69,000, or 4%, from $1.7 million in 2000 to $1.8 million in 2001, primarily due to increased labor costs. As a percentage of revenues, general and administrative expenses increased 4.8 points due primarily to the decrease in revenues.

                Depreciation. Depreciation remained relatively flat in 2001 as compared to 2000. As a percentage of revenues, depreciation remained relatively flat.

                Goodwill Amortization. Goodwill amortization remained relatively flat in 2001 when compared to 2000. As a percentage of revenues, goodwill amortization remained flat.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000 - Hawaii

                Revenues. Revenues increased $228,000, or 1%, from $20.1 million in 2000 to $20.4 million in 2001, primarily due to a 7.2% increase in ADR.

                Direct Operating Expenses. Direct operating expenses decreased $276,000, or 4%, from $7.0 million in 2000 to $6.7 million in 2001, primarily due to cost reduction initiatives. As a percentage of revenues, direct operating expenses improved 1.8 points due to the cost reduction initiatives.

                General and Administrative Expenses. General and administrative expenses remained relatively flat in 2001 as compared to 2000. As a percentage of revenues, general and administrative expenses remained flat.

                Depreciation. Depreciation remained relatively flat in 2001 when compared to 2000. As a percentage of revenues, depreciation remained flat.

                Goodwill Amortization. Goodwill amortization remained relatively flat in 2001 when compared to 2000. As a percentage of revenues, goodwill amortization remained flat.

Mountain

                The following table sets forth the consolidated condensed results of operations for the three- and nine-months ended September 30, 2000 and 2001 for our Mountain operations in Whistler, British Columbia; Aspen, Breckenridge, Crested Butte, Dillon, Frisco, Keystone, Snowmass Village, Steamboat Springs and Telluride, Colorado; Sun Valley, Idaho; Big Sky, Montana; Sunriver, Oregon; Gatlinburg and Pigeon Forge, Tennessee; and The Canyons, Deer Valley and Park City, Utah.

	Three Months Ended Sept 30,				Nine Months Ended Sept 30,
(dollars in thousands)	2000		2001		2000		2001
Revenues	$6,788	100.0%	$6,762	100.0%	$26,676	100.0%	$30,088	100.0%
Direct operating expenses	5,097	75.1	5,360	79.3	16,520	61.9	18,080	60.1
General and administrative expenses	1,472	21.7	2,323	34.3	4,123	15.5	7,119	23.7
Operating income (loss) before depreciation and goodwill amortization	219	3.2	(921)	(13.6)	6,033	22.6	4,889	16.2
Depreciation	190	2.8	277	4.1	540	2.0	854	2.8
Goodwill amortization	261	3.8	294	4.3	740	2.8	882	2.9
Operating (loss) income	$(232)	(3.4)%	$(1,492)	(22.1)%	$4,753	17.8%	$3,153	10.5%

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000 - Mountain

                Revenues. Revenues remained relatively flat in 2001 when compared to 2000. Excluding the impact of the Mountain acquisitions, revenues decreased $1.3 million, or 19%, primarily due to a $926,000, or 62%, decrease in same-store real estate revenues and a 3.7% decrease in same-store lodging revenues driven by a 2.1% decrease in same-store ADR and a 2.9% decrease in same-store occupancy.

                Direct Operating Expenses. Direct operating expenses increased $263,000, or 5%, from $5.1 million in 2000 to $5.4 million in 2001, primarily due to the impact of our Mountain acquisitions. Excluding the impact of these acquisitions, direct operating expenses decreased $253,000, or 5%, due to cost reduction initiatives. As a percentage of revenues, direct operating expenses increased 4.2 points primarily due to the acquisitions.

                General and Administrative Expenses. General and administrative expenses increased $851,000, or 58%, from $1.5 million in 2000 to $2.3 million in 2001, primarily due to our Mountain acquisitions. Excluding the impact of these acquisitions, general and administrative expenses increased $428,000, or 29%, primarily due to the same-store increase in units under management. As a percentage of revenues, general and administrative expenses increased 12.7 points due to the impact of our Mountain acquisitions.

                Depreciation. Depreciation increased $87,000, or 46%, from $190,000 in 2000 to $277,000 in 2001, primarily due to the impact of our Mountain acquisitions. As a percentage of revenues, depreciation increased 1.3 points due to increased fixed asset balances on recent acquisitions.

                Goodwill Amortization. Goodwill amortization increased $33,000, or 13%, from $261,000 in 2000 to $294,000 in 2001, primarily due to the impact of our Mountain acquisitions. As a percentage of revenues, goodwill amortization increased 0.5 points primarily due to our Mountain acquisitions.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000 - Mountain

                Revenues. Revenues increased $3.4 million, or 13%, from $26.7 million in 2000 to $30.1 million in 2001, primarily due to our Mountain acquisitions. Excluding the impact of these acquisitions, revenues decreased $1.7 million, or 7%, primarily due to a $2.3 million, or 53%, decrease in same-store real estate revenues off-set by a 4.8% increase in same-store lodging revenues driven by a 1.3% increase in units under management.

                Direct Operating Expenses. Direct operating expenses increased $1.6 million, or 9%, from $16.5 million in 2000 to $18.1 million in 2001, primarily due to the impact of our Mountain acquisitions. Excluding the impact of these acquisitions, direct operating expenses decreased $616,000, or 4%, due to cost reduction initiatives. As a percentage of revenues, direct operating expenses improved 1.8 points primarily due to the cost reduction initiatives.

                General and Administrative Expenses. General and administrative expenses increased $3.0 million, or 73%, from $4.1 million in 2000 to $7.1 million in 2001, primarily due to our Mountain acquisitions. Excluding the impact of these acquisitions, general and administrative expenses increased $1.6 million, or 39%, primarily due to the same-store increase in units under management. As a percentage of revenues, general and administrative expenses increased 8.2 points primarily due to the impact of our Mountain acquisitions.

                Depreciation. Depreciation increased $314,000, or 58%, from $540,000 in 2000 to $854,000 in 2001, primarily due to the impact of our 2000 and 2001 Mountain acquisitions. As a percentage of revenues, depreciation increased 0.8 points due to increased fixed asset balances on recent acquisitions.

                Goodwill Amortization. Goodwill amortization increased $142,000, or 19%, from $740,000 in 2000 to $882,000 in 2001, primarily due to the impact of our Mountain acquisitions. As a percentage of revenues, goodwill amortization remained relatively flat.

Desert

                The following table sets forth the consolidated condensed results of operations for the three- and nine-months ended September 30, 2000 and 2001 for our Desert operations in Scottsdale and Tucson, Arizona; and Palm Desert and Palm Springs, California.

	Three Months Ended Sept 30,				Nine Months Ended Sept 30,
(dollars in thousands)	2000		2001		2000		2001
Revenues	$270	100.0%	$308	100.0%	$2,737	100.0%	$2,721	100.0%
Direct operating expenses	302	111.9	298	96.8	1,172	42.8	1,253	46.1
General and administrative expenses	207	76.6	231	75.0	623	22.8	627	23.0
Operating (loss) income before depreciation and goodwill amortization	(239)	(88.5)	(221)	(71.8)	942	34.4	841	30.9
Depreciation	11	4.1	21	6.8	41	1.5	71	2.6
Goodwill amortization	50	18.5	54	17.5	131	4.8	162	6.0
Operating (loss) income	$(300)	111.1%	$(296)	(96.1)%	$770	28.1%	$608	22.3%

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000 - Desert

                Revenues. Revenues increased $38,000, or 14%, from $270,000 in 2000 to $308,000 in 2001, primarily due to the $26,000 in net real estate revenues generated by the new real estate office in Palm Desert and a 3.8% increase in gross lodging revenues driven by a 2.0 point increase in occupancy.

                Direct Operating Expenses. Direct operating expenses remained relatively flat in 2001 when compared to 2000. As a percentage of revenues, direct operating expenses decreased 15.1 points due to the increase in revenues.

                General and Administrative Expenses. General and administrative expenses increased $24,000, or 12%, from $207,000 in 2000 to $231,000 in 2001, primarily due to the opening of the new real estate office. As a percentage of revenues, general and administrative expenses improved 1.6 points primarily due to the increase in revenues.

                Depreciation. Depreciation increased $10,000, or 91%, from $11,000 in 2000 to $21,000 in 2001, primarily due to increased technology capital expenditures and the capital purchases related to the new real estate office. As a percentage of revenues, depreciation increased 2.7 points due to the increase in capital expenditures.

                Goodwill Amortization. Goodwill amortization increased $4,000, or 8%, from $50,000 in 2000 to $54,000 in 2001, primarily due to the purchase price adjustments related to a previous acquisition, which was recorded using the purchase method of accounting. As a percentage of revenues, goodwill amortization decreased 1.0 points.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000 - Desert

                Revenues. Revenues remained relatively flat in 2001 when compared to 2000.

                Direct Operating Expenses. Direct operating expenses increased $81,000, or 7%, from $1.2 million in 2000 to $1.3 million in 2001, primarily due to increased labor costs earlier in the year. As a percentage of revenues, direct operating expenses increased 3.3 points due to the increase in labor costs.

                General and Administrative Expenses. General and administrative expenses remained relatively flat in 2001 when compared to 2000. As a percentage of revenues, general and administrative expenses remained flat.

                Depreciation. Depreciation increased $30,000, or 73%, from $41,000 in 2000 to $71,000 in 2001, primarily due to increased technology capital expenditures and the capital purchases related to the new real estate office. As a percentage of revenues, depreciation increased 1.1 points due to the increase in capital expenditures.

                Goodwill Amortization. Goodwill amortization increased $31,000, or 24%, from $131,000 in 2000 to $162,000 in 2001, primarily due to the purchase price adjustments related to a previous acquisition, which was recorded using the purchase method of accounting. As a percentage of revenues, goodwill amortization increased 1.2 points.

Other

                The following table sets forth the consolidated condensed results of operations for the three- and nine-months ended September 30, 2000 and 2001 for our Other operations comprised of ResortQuest Technologies and corporate.

	Three Months Ended Sept 30,				Nine Months Ended Sept 30,
(dollars in thousands)	2000		2001		2000		2001
Revenues	$848	100.0%	$911	100.0%	$2,568	100.0%	$2,604	100.0%
Direct operating expenses	465	54.8	529	58.1	1,355	52.8	1,495	57.4
General and administrative expenses	2,280	268.9	6,644	729.3	8,164	317.9	13,330	511.9
Operating loss before depreciation and goodwill amortization	(1,897)	n/m	(6,262)	n/m	(6,951)	n/m	(12,221)	n/m
Depreciation	174	20.5	503	55.2	406	15.8	1,356	52.1
Goodwill amortization	254	30.0	255	28.0	779	30.3	765	29.4
Operating loss	$(2,325)	n/m	$(7,020)	n/m	$(8,136)	n/m	$(14,342)	n/m

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000 - Other

                Revenues. Revenues increased $63,000, or 7%, from $848,000 in 2000 to $911,000 in 2001, primarily due to new revenue streams created through new strategic partners off-set by a $112,000, or 14%, decrease in software sales and service fee revenues.

                Direct Operating Expenses. Direct operating expenses increased $64,000, or 14%, from $465,000 in 2000 to $529,000 in 2001, primarily due to increased labor costs and increased costs related to certain technology initiatives. As a percentage of revenues, direct operating expenses increased 3.3 points, primarily due to the increase in fixed operating costs of ResortQuest Technologies and the decrease in software sales and service fee revenues.

                General and Administrative Expenses. General and administrative expenses increased $4.3 million, or 191%, from $2.3 million in 2000 to $6.6 million in 2001, primarily due to $3.8 million in unusual expenses and other charges (see Note 5), increased insurance costs, centralized accounting costs, and other corporate initiatives.

                Depreciation. Depreciation increased $329,000, or 189%, from $174,000 in 2000 to $503,000 in 2001, primarily due to increased technology capital expenditures related to enhancements to our Web site and the implementation of our new financial management technology platform. As a percentage of revenues, depreciation increased 34.7 points primarily due to these investments in technology.

                Goodwill Amortization. Goodwill amortization remained relatively flat in 2001 when compared to 2000. As a percentage of revenues, goodwill amortization decreased 2.0 points due to the increase in revenues.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000 - Other

                Revenues. Revenues remained relatively flat in 2001 when compared to 2000.

                Direct Operating Expenses. Direct operating expenses increased $140,000, or 10%, from $1.4 million in 2000 to $1.5 million in 2001, primarily due to increased labor costs and increased costs related to certain technology initiatives. As a percentage of revenues, direct operating expenses increased 4.6 points, primarily due to the increase in fixed operating costs of ResortQuest Technologies and the decrease in software sales and service fee revenues.

                General and Administrative Expenses. General and administrative expenses increased $5.1 million, or 63%, from $8.2 million in 2000 to $13.3 million in 2001, primarily at the corporate level due to the $3.8 million in unusual expenses and other charges (see Note 5), increased insurance costs, centralized accounting costs, and other corporate initiatives.

                Depreciation. Depreciation increased $950,000, or 234%, from $406,000 in 2000 to $1.4 million in 2001, primarily due to increased technology capital expenditures related to enhancements to our Web site and the implementation of our new financial management technology platform. As a percentage of revenues, depreciation increased 36.3 points primarily due to these investments in technology.

                Goodwill Amortization. Goodwill amortization remained relatively flat in 2001 when compared to 2000. As a percentage of revenues, goodwill amortization remained relatively flat.

Liquidity and Capital Resources

                ResortQuest is a holding Company that conducts all of its operations through its subsidiaries operating in over 50 premier resort locations. Accordingly, the primary internal source of our liquidity is through the cash flows realized from our subsidiaries and our long-term borrowings.

                We used $5.3 million of cash in operating activities for the nine-months ended September 30, 2001 primarily due to decreases in net income and the release of deferred revenue and property owner payables. Cash used in investing activities was approximately $32.6 million for the nine months ended September 30, 2001, due primarily to the $18.4 million in net cash payments related to our 2001 acquisitions and earn-up payments related to 1999 acquisitions and $14.3 million in software development and implementation costs and purchases of property and equipment. For the nine months ended September 30, 2001, cash provided by financing activities totaled $28.5 million, which is primarily due to $29.5 million in net borrowings under our Credit Facility.

                At September 30, 2001, we had approximately $16.9 million in cash and cash equivalents, of which 99.8% represents cash held in escrow. The cash held in escrow is released at varying times in accordance with state regulations, generally based upon the guest stay or, in the case of real estate sales deposits, when the property is sold. At September 30, 2001, we had a working capital deficit of $21.7 million and up to $10.5 million remaining, subject to certain restrictions, available under our Credit Facility. During 2000 we implemented a consolidated daily cash management system that allows us to fully utilize all unrestricted cash to repay outstanding debt in order to reduce our net interest expense.

Long-Term Borrowings

                As of September 30, 2001, our long-term debt, including current maturities, was comprised of $50.0 million in 9.06% Senior Notes due June 2004, $29.5 million in borrowings under our Credit Facility that expires in January 2004 and $491,000 in capital lease obligations and other borrowings assumed in connection with certain acquisitions. On October 30, 2001, we amended the Senior Notes and the Credit Facility to modify the restrictive covenants to allow more flexibility for us under these debt agreements. The amendments also allowed for sliding scale adjustments to the interest rates based on certain financial ratios. Under these amendments, the interest rates on the Senior Notes and the Credit Facility can increase by up to 100 basis points from their present levels. Based on the tragic terrorist attacks of September 11, 2001, we anticipate a decline in earnings for the next few quarters; however, based on our latest forecasts, we anticipate that our cash flows from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures over the next year.

Registration and Equity Offerings

                We have registered 8.0 million shares of common stock through various shelf registration statement filings. As of September 30, 2001, we had issued 4,710,446 shares under these shelf registration statements in connection with acquisitions, with the remaining 3,289,554 shares available for future acquisitions.

Acquisition Strategy

                Although our strategy for the next few quarters is to focus on internal growth, we intend to continue to pursue, subject to our newly amended debt agreements, selected acquisition opportunities in strategic and existing markets. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into our operations without substantial costs, delays or other operational or financial problems. Increased competition for acquisition candidates may develop, in which event there may be fewer acquisition opportunities available to us, as well as higher acquisition prices. Furthermore, acquisitions involve a number of unique risks, including the failure of acquired companies to achieve anticipated results, diversion of management's attention, failure to retain key personnel, risks associated with unanticipated events or liabilities and amortization of acquired intangible assets. Some or all of these could have a material adverse effect on our business, financial condition and results of operations.

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

Non-compete and Employment Agreements

                We have entered into non-compete agreements with many of the former owners of the companies that now comprise ResortQuest. These non-compete agreements are generally three to five years in length effective the day the operations are merged with ResortQuest. Additionally, we have entered into employment agreements with many of these former owners, all senior corporate officers and several key employees. Among other things, these agreements allow for severance payments and some include acceleration of stock option awards upon a change in control of ResortQuest, as defined under the agreements. At September 30, 2001, the maximum amount of compensation that would be payable under all agreements if a change in control occurred without prior written notice would be approximately $12.2 million.

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

ResortQuest International, Inc.

Performance Statistics

Total System (2)

September 30, 2001

	Three Months Ended				Nine Months Ended
	Sept 30,	Sept 30,			Sept 30,	Sept 30,
	2000	2001	VAR		2000	2001	VAR
Beach
Lodging Revenues(1)	$78,851	$92,650	17.5%		$163,687	$195,256	19.3%
Occupancy	59.2%	55.1%	(4.1	)pts	58.2%	53.6%	(4.6	)pts
ADR	$205.15	$215.47	5.0%		$156.35	$165.92	6.1%
RevPAU	$121.46	$118.66	(2.3)%		$91.04	$89.00	(2.2)%
Total Units	7,973	9,452	18.6%		7,973	9,452	18.6%
Hawaii
Lodging Revenues(1)	$42,409	$37,532	(11.5)%		$117,782	$116,673	(0.9)%
Occupancy	80.9%	70.5%	(10.4	) pts	79.8%	74.7%	(5.1	)pts
ADR	$112.86	$118.67	5.1%		$110.01	$117.90	7.2%
RevPAU	$91.32	$83.64	(8.4)%		$87.74	$88.08	0.4%
Total Units	5,413	5,292	(2.2)%		5,413	5,292	(2.2)%
Mountain
Lodging Revenues(1)	$8,273	$10,361	25.2%		$39,735	$49,556	24.7%
Occupancy	36.2%	37.1%	0.9	pts	37.4%	38.2%	0.8	pts
ADR	$113.9	$115.55	2.1%		$171.94	$173.48	0.9%
RevPAU	$40.97	$42.88	4.7%		$64.34	$66.26	3.0%
Total Units	2,746	3,173	15.5%		2,746	3,173	15.5%
Desert
Lodging Revenues(1)	$689	$715	3.8%		$7,277	$6,752	(7.2)%
Occupancy	29.4%	31.4%	2.0	pts	47.4%	43.5%	(3.9	)pts
ADR	$52.98	$51.68	(2.5)%		$112.33	$110.48	(1.6)%
RevPAU	$15.59	$16.22	4.0%		$53.21	$48.09	(9.6)%
Total Units	548	526	(4.0)%		548	526	(4.0)%
Total
Lodging Revenues(1)	$130,223	$141,259	8.5%		$328,482	$368,237	12.1%
Occupancy	62.2%	56.1%	(6.1	) pts	62.0%	57.0%	(5.0	)pts
ADR	$153.88	$166.23	8.0%		$136.10	$146.52	7.7%
RevPAU	$95.77	$93.22	(2.7)%		$84.34	$83.56	(0.9)%
Total Units	16,681	18,443	10.6%		16,681	18,443	10.6%

(1)   Lodging revenues are in thousands and represent the total rental charged to property rental customers. Our revenue represents from 3% to over 40% of the lodging revenues based on the services provided to us.

(2)   Total system statistics include all exclusive managed contracts from the period under management through September 30, 2000 and September 30, 2001. Excluded from these statistics are non-exclusive management contracts which approximated 1,300 units as of September 30, 2000 and 1,400 as of September 30, 2001. Also excluded from these statistics are owner use nights and renovation nights which were approximately 12.6% of gross available nights in the three months ended September 30, 2001, and 10.6% of gross available nights in the three months ended September 30, 2000, 13.2% of gross available nights in the nine months ended September 30,2001, and 11.7% of gross available nights in the nine months ended September 30, 2000.

ResortQuest International, Inc.

Performance Statistics

Same-Store (2)

September 30, 2001

	Three Months Ended				Nine Months Ended
	Sept 30,	Sept 30,			Sept 30,	Sept 30,
	2000	2001	VAR		2000	2001	VAR
Beach
Lodging Revenues(1)	$57,817	$56,712	(1.9)%		$134,845	$134,946	0.1%
Occupancy	57.1%	56.2%	(0.9	)pts	58.5%	55.8%	(2.7	)pts
ADR	$174.94	$175.96	0.6%		$140.52	$146.40	4.2%
RevPAU	$99.97	$98.95	(1.0)%		$82.14	$81.75	(0.5)%
Total Units	7,147	7,034	(1.6)%		7,147	7,034	(1.6)%
Hawaii
Lodging Revenues(1)	$42,409	$37,532	(11.5)%		$117,782	$116,673	(0.9)%
Occupancy	80.9%	70.5%	(10.4	)pts	79.8%	74.7%	(5.1	)pts
ADR	$112.86	$118.67	5.1%		$110.01	$117.90	7.2%
RevPAU	$91.32	$83.64	(8.4)%		$87.74	$88.08	0.4%
Total Units	5,413	5,292	(2.2)%		5,413	5,292	(2.2)%
Mountain
Lodging Revenues(1)	$8,273	$7,966	(3.7)%		$39,735	$41,655	4.8%
Occupancy	36.2%	33.3%	(2.9	)pts	37.4%	36.5%	(0.9	)pts
ADR	$113.19	$110.85	(2.1)%		$171.94	$168.10	(2.2)%
RevPAU	$40.97	$36.96	(9.8)%		$64.34	$61.30	(4.7)%
Total Units	2,746	2,781	1.3%		2,746	2,781	1.3%
Desert
Lodging Revenues(1)	$689	$715	3.8%		$7,277	$6,752	(7.2)%
Occupancy	29.4%	31.4%	2.0	pts	47.4%	43.5%	(3.9	)pts
ADR	$52.98	$51.68	(2.5)%		$112.33	$110.48	(1.6)%
RevPAU	$15.59	$16.22	4.0%		$53.21	$48.09	(9.6)%
Total Units	548	526	(4.0)%		548	526	(4.0)%
Total
Lodging Revenues(1)	$109,189	$102,925	(5.7)%		$299,639	$300,025	0.1%
Occupancy	61.5%	56.5%	(5.0	)pts	62.2%	58.5%	(3.7	)pts
ADR	$137.80	$142.11	3.1%		$128.82	$135.13	4.9%
RevPAU	$84.71	$80.32	(5.2)%		$80.15	$79.06	(1.4)%
Total Units	15,855	15,633	(1.4)%		15,855	15,633	(1.4)%

(1)   Lodging revenues are in thousands and represent the total rental charged to property rental customers. Our revenue represents from 3% to over 40% of the lodging revenues based on the services provided to us.

(2)   For better comparability, the above statistics exclude all non-exclusive management contracts as well as all properties that were not acquired by ResortQuest prior to first quarter 2000, which approximated 4,100 units as of September 30, 2001. Also excluded from these statistics are owner use nights and renovation nights which were approximately 12.6% of gross available nights in the three months ended September 30, 2001 and 10.8% of gross available nights in the three months ended September 30, 2000, 12.6% of gross available nights in the nine months ended September 30, 2001, and 10.7% of gross available nights in the nine months ended September 30, 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

                We do not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and we do not hold any financial instruments for trading purposes. As of September 30, 2001 our only foreign operations were in Canada.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

                On May 26, 2000, Hotel Corp. of the Pacific, Inc., a subsidiary of ResortQuest International doing business as Aston Hotels & Resorts, instituted legal proceedings in the Circuit Court for the First Circuit of Hawaii against Andre S. Tatibouet, the president of Hotel Corp. This action arises out of a document styled "Cooperation Agreement" that was signed by Andre S. Tatibouet, purporting to act on behalf of Hotel Corp., on the one hand, with Cendant Global Services B.V. and Aston Hotels & Resorts International, Inc., on the other hand. The Cooperation Agreement contains several provisions that are detrimental to Hotel Corp., including provisions purporting to transfer certain intellectual property and limit certain intellectual property rights held by Hotel Corp. Hotel Corp. seeks monetary damages for breach of fiduciary duty, fraud, and negligent misrepresentation. By order of the Circuit Court, the claims asserted by Hotel Corp. in the lawsuit have been consolidated with an arbitration demand, filed with the American Arbitration Association by Mr. Tatibouet, in which he alleges various breaches of his employment agreement with Hotel Corp. The arbitration hearing took place in September 2001, where Mr. Tatibouet claimed damages of approximately $10 million and ResortQuest claimed damages of approximately $5 million. The parties are engaged in post-hearing briefings, and a decision from the panel is expected in early 2002.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith

10.1	Third Amendment to Employment Agreement between the Company and David L. Levine, dated as of August 3, 2001.

10.2	Form of Amendment to Employment Agreement between the Company and each of James S. Olin, Frederick L. Farmer, J. Mitchell Collins, W. Michael Murphy, and Paul Manteris, dated as of August 3, 2001.

10.3	Second modification agreement, dated as of October 30, 2001, by and among the Company, the guarantors party thereto, and Teachers Insurance and Annuity Association, as the Noteholders.

10.4

First Amendment to Amended and Restated Credit Agreement, dated as of October 30, 2001, by and among, Citibank, N.A., as administrative agent for the Lenders, Bank of America, N.A., as documentation agent and Credit Lyonnais New York Branch, as syndication agent, and is made with reference to that certain Amended and Restated Credit Agreement dated as of January 22, 2001, by and among the Borrower, the Guarantors, the Lenders (as defined therein), the Documentation Agent, the Syndication Agent and the Agent.

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended September 30, 2001.

Signature

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESORTQUEST INTERNATIONAL, INC.
November 14, 2001	By: /s/ J. Mitchell Collins
J. Mitchell Collins Senior Vice President and Chief Financial Officer (Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer)