Form 10-K405
period 2001-12-31
RESORTQUEST INTERNATIONAL INC
filed 2002-04-01
CIK 1057507

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒                                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

☐                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.  FOR THE TRANSITION PERIOD TO

Commission file number 1-14115

RESORTQUEST INTERNATIONAL, INC.

Delaware	62-1750352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

530 Oak Court Drive	38117
Suite 360 Memphis, TN	(Zip Code)
(Address of principal executive offices)

(901)762-0600
(Registrant’s telephone number including area code)
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

YES ☒  No ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

                The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was sold as of March 11, 2002 was approximately $141,400,000.

                The number of shares outstanding of each of the registrant’s classes of common stock as of March 11, 2002 was 19,243,249 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2001 Annual Report to Shareholders                                                                    Parts I, II and IV

PART I

ITEM 1. BUSINESS

I.                                         General

     ResortQuest International, Inc. is the world’s largest provider of vacation condominium and home rental property management services in premier destination resorts located throughout the continental U.S., Hawaii and Canada.  Since our initial public offering in 1998, we have developed the first and only nationwide portfolio of vacation rental properties, and currently manage over 20,000 such properties in more than 50 premier beach, Hawaii, mountain and desert resort destinations.

     We are engaged in three business lines that include Property Management, Real Estate Sales, and ResortQuest Technologies.

     Property Management.  Generating approximately 85% ($136.6 million) of our 2001 revenues, the management of our over 20,000 vacation rental properties is our primary business.  Our rental properties are generally second homes or investment properties owned by individuals who assign us the responsibility of managing, marketing and renting their properties.  We retain no ownership interest in the properties.

     We booked over 600,000 reservations for approximately 2.4 million vacationers in 2001.  Furthermore, approximately 31% of our vacationers are return guests.  As a result, we have compiled an active, growing database of 1.5 million unique prior guests.  We earn management fees as a percentage of the rental income from each property.  Management fee percentages vary from market to market, but average approximately 21% of our gross lodging revenues.  We also charge vacationers and homeowners fees for providing additional services including housekeeping and maintenance services, which currently average approximately 11% of our gross lodging revenues.  Furthermore, we generated an additional $4 million, or 2.5%, of revenues from food and beverage services in 2001.

     We provide value-added services to both vacationers and property owners.  For vacationers, we offer the value, convenience and features of a condominium or home while providing many of the amenities and services of a hotel.  For property owners, we offer a comprehensive package of marketing, management and rental services designed to enhance rental income and profitability while providing services to maintain the property.  By developing the ResortQuest brand and increasing its association with the delivery of consistent quality and a wide variety of rental property options in many popular vacation destinations, we are able to effectively communicate the advantages of vacation property rentals to consumers and increase the visibility and popularity of this lodging option.  To increase customer satisfaction, we have changed the business model for this product type by developing a proprietary five-tier unit quality rating system which segments our property portfolio into one of five categories:  Quest Home, Platinum, Gold, Silver, and Bronze.

     Real Estate Sales.  In addition to the vacation rental property management business, we offer real estate brokerage services in over 30 of our destinations. Our real estate brokerage service provides us with a competitive advantage in identifying and securing properties for our rental management services.  The rental customer base represents a significant source of future buyers as well.

     During 2001, we sold approximately $900.0 million of real estate.  The average gross sales commission is approximately 6% and is shared with the buying and selling brokers.  This business generated net commission revenues of $15.3 million, or 1.7% of gross real estate sold, for year ended 2001, and comprised 9.5% of total revenues for that period of time.  We maintained over $1.2 billion worth of real estate listings at December 31, 2001.

     Currently, over 300 ResortQuest Broker/Agents have licenses at over 30 of our resort destinations.  Over the past year, we have opened real estate operations in four new markets — Palm Desert, CA, and Breckenridge, Crested Butte and Telluride, CO.  As we already have property management operations in these areas, the incremental costs associated with establishing these new offices is minimal and the cross-selling opportunities are significantly increased.

     ResortQuest Technologies.  Our third business line is ResortQuest Technologies, a division of ResortQuest International, Inc., which is directly responsible for all of our technology initiatives.  The division’s primary concentration is the development and sale of First Resort Software, the leading technology solution in the industry, plus the development of our web site, www.ResortQuest.com, and related Internet distribution.  In addition, First Resort Software is being enhanced through an over $10 million upgrade that will significantly expand its functionality in Internet distribution, reservations, customer relationship management, and property management.  In addition to using this software and this division’s technological expertise internally, we have sold over 900 licenses of this software to other property management companies.  Recognizing the importance of real-time, on-line, bookable inventory to Internet travel affiliates (e.g., AOL), we were the first to create technology sophisticated enough to aggregate third-party (non-ResortQuest) inventory from separate and disparate inventory systems into a single platform and under consistent protocols.  To date, no other entity has the technology to deliver inventory to distribution channels in such an effective manner due to the high industry fragmentation and expense for competitors to try to duplicate the technology.

     Although ResortQuest Technologies only contributed $3.0 million or 1.9% of our total 2001 revenues, the division offers us a number of distinct competitive advantages including, (i) providing us with a potentially substantial ancillary revenue stream by enabling us to aggregate non-ResortQuest inventory on our web site (www.ResortQuest.com) and those of our Internet travel affiliates as we are the only company that can offer world-wide real-time on-line booking, (ii) in addition to providing “one-stop shopping” for all of a vacationer’s search needs (e.g., availability, real-time booking, dining/entertainment, maps/directions, etc.), we are the only national provider of vacation rental properties equipped to offer “virtual tours” of its properties on its web site; making the selling process easier and more efficient, (iii) as the software leader in this industry, ResortQuest Technologies sets the cutting-edge industry trends that competitors try to emulate, (iv) allows us to identify attractive acquisition candidates, and (v) helps increase our profitability by improving our operations through the use of technology.

II.                                     Industry Overview

     U.S. Travel and Tourism Industry.   The United States is the largest market in the world for travel and tourism, representing an estimated 20% of total worldwide travel and tourism expenditures. Over the past 15 years, the U.S. travel and tourism market has consistently grown at a compound annual rate of more than 6%. In 2000, expenditures for tourism in the U.S. reached approximately $560 billion, or approximately 6% of gross domestic product (“GDP”), making the industry one of the largest sectors in the U.S. economy.  Pleasure travel (trips taken for vacation purposes) has consistently represented approximately 70% of the growing U.S. travel and tourism market over the last several years.

     Our operations focus on a segment of the pleasure travel area, specifically the leisure segment.  The leisure segment represents all trips taken for vacation purposes other than those trips to visit family or friends.  This growth has been, and is expected to continue, due to two primary factors: (i) the overall growth in the leisure travel and tourism industry and (ii) the increasing number of vacationers, particularly baby boomers, seeking to rent vacation condominiums and homes.

      Vacation Condominiums and Homes.  Industry research has found that the average length of vacation in the U.S. is 4.6 nights. However, there is a key consumer trend toward shorter and more frequent vacations.  It is estimated that 63% of leisure travelers plan to take more “mini” (4 nights or less) vacations in the next twelve months compared to the trailing twelve months, while 55% planned to take longer vacations.  Furthermore, 24% of leisure travelers plan less than one week in advance while 51% have a 7-30 day lead-time in planning vacations.  During 2001, we realized an average lead-time of approximately 73 days.

      As the seasonality in many resort destinations undermines hotel economics, resort destinations often have fewer traditional hotels resulting in condominiums and homes being the predominant lodging option. These destinations, however, offer a comparatively large choice of condominiums and homes (sometimes both timeshare and privately-owned).  Vacation condominiums and homes generally provide substantial value to the customer as they offer families greater space and convenience than a resort hotel room, including separate living, sleeping and eating quarters.  Furthermore, with full kitchens available in most properties, vacationers can also save substantially on dining costs.

     Vacationers who wish to stay in a condominium or home in a resort location typically have three choices: (i) buy the condominium/home, (ii) rent the condominium/home, or (iii) purchase a timeshare interest in a condominium/home. The rental option is typically the least expensive and most flexible alternative for vacationers. Timeshare interests require the purchase of an ownership interest in a vacation residence and continuing annual maintenance payments.  Conversely, renting a vacation condominium/home frees travelers from the commitment and expense of timeshare. The vacationer can rent a specific property for a specific time period, and suffer no ongoing obligations.

      U.S. Vacation Rental Industry.  Most vacation condominiums and homes are second homes owned by individuals who cannot or do not want to manage their properties.  The U.S. Census Bureau estimates that there are approximately 6 million second homes including condominiums and timeshares in the U.S., with the top five states being California, Florida, New York, Texas and Pennsylvania.  Local vacation property rental and management companies also contract with homeowners to manage the properties and rent them to vacationers when the owner is not using them. The vacation rental property managers facilitate the rental process by handling most, if not all aspects of interaction with vacationers, including generating reservations, rental payments and security deposits; operating check-in and check-out locations; and arranging for inspections, maintenance and for providing housekeeping services. Vacation homeowners are drawn to the rental market by the ability to use the income received to defray the cost of ownership.

     Information in this industry is highly fragmented and difficult to accumulate at a macro-level.  We estimate that the U.S. vacation and rental market for homes and condominiums, excluding timeshare rentals, is over $10 billion annually.  The market consists of over 4,000 companies that manage over 600,000 condominiums and homes, with no company except ResortQuest managing more than 3,500 units, and virtually all of our competitors focused in a single resort market.

      The growth in the vacation property rental industry can be attributed to several factors including (i) the overall growth in pleasure travel, (ii) increasing number of vacationers choosing this lodging option for its value and convenience, (iii) additional second homeowners who are renting out their properties to defray the costs of home ownership, and (iv) improved product awareness and customer convenience through low-cost distribution over the Internet.  Several industry observers also believe that the aging baby boomer segment of the population will be largely responsible for the industry’s continued growth for the next 10-15 years.  This segment of the population is comprised of 35-64 year-old professionals with high discretionary incomes and, according to the U.S. Census Bureau, is expected to expand to 43% of the total U.S. population by the year 2011.  Members of this segment usually take three to four leisure trips per year with one or more children.  Furthermore, consumers aged 45 and older represent 79% of all spending on owned vacation homes.  Not only will baby boomers fuel industry growth by traveling more, but also by building and purchasing vacation homes that they will rent when not using it themselves.

      On-Line Travel Industry.  According to the Travel Industry Association of America (“TIA”), 24.7 million people in the U.S. used the Internet to make travel reservations in 2000.  This is a 64% increase from 1999’s 15.1 million.  A recent study by the TIA published in its March 2001 Newsline indicated that the on-line traveler market has grown steadily from 27 million users in 1996 to 90 million users in 2000, a compounded annual growth rate (“CAGR”) of approximately 35.1%.  In addition, 54% of the people who are on-line planning vacations use the Internet to search for a place to stay, 46% search for things to do, 36% search for dining/entertainment, 59% search for maps and driving directions, 34% search local event calendars and 22% search for places to go.  ResortQuest’s web site provides “one-stop shopping” for all of these search needs.  Additionally, the Company is the only international provider of vacation rental properties equipped to offer online booking for its properties on its web site, thus making the selling process easier and more efficient.

III.                                 Business Strategy

     Our objective is to enhance our position as a leading provider of premier condominium and home rentals in destination resorts by pursuing the following elements of our business strategy:

     Continue to Build the ResortQuest Brand.  Prior to ResortQuest, there was no national brand for vacation condominium and home rentals, no industry standards for quality and a general lack of access to reliable information regarding rental opportunities for vacationers.  We have increased the information available to vacationers, established the only international and national brand in the fragmented vacation rental industry, and continue to provide vacationers with high quality condominium and home rentals.  The ResortQuest brand is designed to ensure that a vacation rental meets customer expectations by providing a basic, standardized level of products and services and by consistently categorizing accommodations based on quality, appearance and amenities.

     Capitalize on Technology.  We market our properties through various media channels and have significant Internet distribution through ResortQuest.com, our proprietary web site offering “real time” on-line reservation booking capabilities, and our travel marketing agreement with America Online (AOL Keyword: ResortQuest).  In conjunction with the consummation of our AOL agreement, we formed ResortQuest Technologies, a division of ResortQuest focused on Internet alliances and inventory distribution.  Internet Alliances are a new business opportunity where ResortQuest Technology offers our distribution capability to other companies in non-competitive markets.  In addition to detailed property descriptions, virtual tours, interior and exterior photos and floor plans, and local information available on our web site, vacationers can search for properties by date, view activities and events by location;

comparison shop among similar vacation rental units; check for special discounts and promotions; and obtain maps and driving directions.  The site also allows foreign travelers to obtain currency conversion rates.  We also added AXS Technologies software that provides high speed/high resolution, scroll, pan and zoom imaging for selected properties.  During 2001, our web site received approximately 9.5 million visitors, a 54% increase over 2000.

     Offer Vacationers Superior Customer Service.  We believe that maintaining superior levels of customer service is critical to maintaining a reputation for high quality condominiums and homes and for attracting new customers.  Vacationers typically rent vacation condominiums and homes for greater space and flexibility, but these customers also frequently desire many of the amenities and services of hotel accommodations.  As a result, we require all of our operations to deliver a standardized, basic level of amenities and services designed to enhance the vacationer’s overall experience.  We have established a detailed listing of basic standards relating to conveniently located check-in and check-out locations, efficient check-in and check-out procedures, extended front desk hours, cleanliness of units and access to emergency contact and maintenance personnel.  We also strive to offer maximum flexibility to meet the varied needs of our vacationers and in most markets can arrange for services such as golf tee times, bicycle rentals, ski lift tickets, grocery delivery or restaurant reservations.  By offering the convenience and accommodations of a condominium or home while providing many of the amenities and services of a hotel, we believe we will continue to strengthen the loyalty of our existing customers and attract new vacationers into the vacation condominium and home rental market.

     Enhance Value for Property Owners.  We provide property owners with superior management services by combining local management expertise with the marketing power and resources of a leading international brand, which work to increase rental income through increased occupancy and rental rates.  Since substantially all of the condominiums and homes managed by us are second homes with absentee owners, we offer a range of high quality vacation rental and property management services designed to meet the broad real estate needs of these owners.  In most markets, we will assume broad responsibility for the condominium or home, from marketing and coordinating all aspects of renting the individual condominium or home to managing common areas and homeowners’ associations. In addition, we provide owners with concise, timely and accurate monthly statements and payments for the rental and management of their condominiums and homes.  Property owners also benefit from our QuestPerks program, which offers discounts on lodging, air travel and car rentals.  We believe that our reputation for high quality, comprehensive management services will be a key competitive advantage in increasing the number of condominiums and homes under our management within our existing markets.

     Capitalize on the Experience of Senior Management.  Our senior management team has the breadth of experience necessary to execute our business plan effectively.

•             David L. Levine:  Mr. Levine is the Chairman, President and Chief Executive Officer of ResortQuest.  Mr. Levine became Chairman in May 2000 and Chief Executive Officer in December 1999.  From May 1998 to December 1999, Mr. Levine was the President and Chief Operating Officer of ResortQuest.  Mr. Levine was President and Chief Operating Officer of Equity Inns, Inc., a real estate investment trust that specializes in hotel acquisitions, from June 1994 to April 1998.  Mr. Levine was also President and Chief Operations Officer of Trust Management Inc., which operated Equity Inns properties from June 1994 until November 1996.  Prior to that, he was President of North American Hospitality, Inc., a hotel management and consulting company, which he formed in 1985.

•             James S. Olin:  Mr. Olin is Executive Vice President and Chief Operating Officer of ResortQuest.  He was formerly President of Abbott Resorts, Inc., one of ResortQuest’s largest operations, from 1992 to January 2000.  During his tenure as President, the Company grew from 900 units to over 2,500 units managed, and real estate sales went from approximately $30 million to over $250 million.  Mr. Olin also served as Vice President for ResortQuest’s Gulf Coast Region.  He has over 14 years of experience in the travel and tourism industry.

•             Frederick L. Farmer:  Mr. Farmer is Executive Vice President and Chief Information Officer of ResortQuest and President of ResortQuest Technologies, a division of ResortQuest.  He has more than 22 years of experience working for Fortune 500 companies.  Mr. Farmer most recently spent 12 years with Marriott International as Senior Vice President, Internet and Desktop Services.  He was responsible for positioning Marriott for Internet commerce.

•             J. Mitchell Collins:  Mr. Collins is Senior Vice President and Chief Financial Officer of ResortQuest.  Mr. Collins was previously employed with Arthur Andersen LLP from July 1990 to February 2000 where he was head of real estate and hospitality services for Andersen’s Mid-South practice.  He also served on Andersen’s global real estate and hospitality services team.  In addition, he has over 10 years of related finance, accounting, and systems implementation experience.

•             W. Michael Murphy:  Mr. Murphy is Senior Vice President and Chief Development Officer of ResortQuest.  Mr. Murphy leads the Company’s mergers and acquisitions effort and is in charge of new business development. Mr. Murphy has been involved with real estate acquisition businesses and the hospitality industry for more than 27 years.

•             Paul N. Manteris:  Mr. Manteris is Senior Vice President of Operations and Homeowner Relations of ResortQuest.  He is the former manager of Training and Special Projects for Premier Resorts, Inc., a hospitality management company operating primarily in the Western United States and Hawaii. He has over 23 years of experience in the hospitality industry.

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

IV.                                Growth Strategy

     We believe we can enhance our position as the world’s largest provider of vacation condominium and home rentals in premier destination resorts by growing both internally and by selectively pricing strategic acquisitions.

Internal Growth

     The primary elements of our internal growth strategy include:

     Fully Implement Our National Marketing Strategy.  We have implemented a multi-faceted national marketing program designed to increase vacationer awareness of the ResortQuest brand, while promoting the unique characteristics of our individual resorts.  This comprehensive marketing program targets consumers and the travel trade through high-profile advertising, direct mail, e-mail marketing, public relations, promotional programs and ResortQuest.com.  In order to maximize the online exposure of ResortQuest.com and our over 20,000 vacation rental properties, we have agreements with certain Internet portals such as America Online (AOL Keyword: ResortQuest), Expedia.com, Travelocity.com and CondoSaver.com, etc.  Our marketing program is designed to attract new customers as well as to cross-sell additional services and locations to existing customers, thereby increasing customer loyalty by offering customers similar properties and services in our other resorts that meet the vacationer’s expectations based, in part, on their previous experiences with us.  We believe our international, national, regional and local integrated marketing efforts will increase customer awareness of the ResortQuest brand, lead to an increased demand for our rentals and result in higher occupancy and rental rates for our condominium and home owners.  We also believe that the anticipated increase in rental income for owners will ultimately be a competitive advantage in attracting new property owners.

     Increase Market Share Within Existing Markets.  A key element of our growth strategy is increasing our selection of condominiums and homes in order to expand our market share and strengthen the local brands of each of our operations.  We intend to continue to attract new property owners by achieving high occupancy rates through effective national and regional marketing, cross-selling and offering additional incentives to property owners, such as QuestPerks, our travel benefits program for owners of properties we manage.  In addition, in order to capture a higher portion of the rental business from new condominiums and homes being built in our markets, we will focus on building and strengthening our relationships with both local and national resort developers as well as real estate brokerage companies.

     Expand Profit Margins.  Through the implementation of a common accounting and payroll system and best management practices, we believe there are numerous opportunities to improve our overall profit margins.  Significant annual payroll savings have been generated through our conversions to integrated common accounting and payroll platforms during 2001.  We continue to improve the efficiency of certain basic services such as reservations, housekeeping and laundry.  We also believe that larger inventories of condominiums and homes in our markets will provide certain economies of scale in advertising, check-in locations, management, housekeeping and other services.  We have already achieved savings through company-wide contracts for long distance telephone service, credit card fees and insurance.  We believe that enhanced efficiency and economies of scale will reduce overall operating costs and allow us to achieve increased margins by spreading operating and corporate overhead costs over a larger revenue base.  In addition, we have developed unique additional revenue opportunities in certain resort areas, such as assisting property owners in refurbishing their properties, offering trip cancellation insurance and charging fees for certain concierge-type services.

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

Selectively Pursue Strategic Acquisitions

     Since our initial public offering in May 1998 a significant portion of our growth and all of our expansion has been through the completion of strategic acquisitions.  Over the long-term and as the impact of September 11th on the travel and tourism industry recedes, we will continue to selectively pursue strategic acquisitions in new markets and tuck-in acquisitions through which we can expand our selection of rental inventory in our existing markets.  We believe that we provide acquisition candidates with a number of significant benefits, including:

•          affiliation with an international brand;

•          the ability to cross-sell to customers of other vacation rental and property management companies within the ResortQuest network;

•         the ability to increase liquidity as a result of our financial strength as a public company and access to additional sources of capital; and

•        the ability to increase profitability as a result of our centralization of certain administrative functions and other economies of scale.

V.                                    Markets

     We currently manage condominiums and homes in over 50 premier resort areas throughout the U.S. and in Canada.  The table below sets forth the resort locations at which we manage vacation condominium and home properties and the aggregate number of properties managed in each of the following states and provinces at December 31, 2001.

HAWAII RESORTS
Hawaii: Big Island, Kauai, Maui and Oahu	5,553

MOUNTAIN RESORTS
Colorado: Aspen, Breckenridge, Crested Butte, Dillon, Keystone, Snowmass Village, Steamboat Springs and Telluride	1,823
British Columbia: Whistler	621
Utah: The Canyons, Deer Valley and Park City	355
Montana: Big Sky	216
Oregon: Mt. Bachelor and Sunriver	141
Idaho: Sun Valley	181
Tennessee: Gatlinburg and Pigeon Forge	181

BEACH RESORTS
Florida: Anna Maria Island, Beaches of South Walton, Bonita Springs, Bradenton, Captiva Island, Destin, Fort Myers, Fort Myers Beach, Fort Walton Beach, Lido Key, Longboat Key, Marco Island, Naples, Navarre Beach, New Port Richey, Okaloosa Island, Orlando, Panama City, Pensacola, Perdido Key, Sanibel Island, Sarasota, Siesta Key, Vanderbilt Beach and Venice	6,078
Massachusetts: Nantucket	1,200
South Carolina: Hilton Head Island	647
Delaware: Bethany Beach	595
North Carolina: Outer Banks	1,171
Georgia: St. Simons Island	509
Alabama: Gulf Shores	319
Ohio: Lake Erie Islands	141

DESERT RESORTS
California: Palm Desert and Palm Springs	199
Arizona: Phoenix, Scottsdale and Tucson	323

TOTAL	20,253

VI.                                                                                Services Offered

     Services Offered to Vacationers.  We provide services to vacationers during all stages of the rental process from the selection and reservation of a condominium or home through the vacationers’ arrival and duration of their stay.  To make the selection and reservation process as simple and convenient as possible, ResortQuest.com, our on-line, single-source, interactive web site that is accessible through AOL Keywords: ResortQuest and Vacation Rental, provides consumers with instant access to our inventory of over 20,000 managed vacation rental properties.  Vacationers can check availability and rental rates, view extensive information about each property, including photographs and floor plans, take virtual tours of our condominium and home rental units and popular attractions in all of our resort locations, obtain information about special offers and promotions and make real-time reservations directly on-line.  Vacationers can customize their searches of our rental inventory based upon either type of resort destination, including beach, mountain, Hawaii and desert, or type of activity, including golf, skiing, tennis and fishing.  Vacationers also can search for rental units in several different resort locations simultaneously.

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

     Upon the vacationer’s arrival, we offer conveniently located check-in and check-out locations, many of which are located on-site at the front desk of our condominium properties.  Off-site check-in locations are typically centrally located and easily accessible in their respective resort communities. In most destination resort communities, we maintain multiple conveniently located check-in facilities.  During their stay, vacationers at most locations are offered frequent cleaning and housekeeping services and access to emergency contact and maintenance personnel.  In most locations, we offer more specialized concierge services such as bicycle and ski equipment rentals, ski lift ticket sales, shuttles to ski areas, golf tee times and restaurant reservations.  We typically receive a fee for providing these services.

     To help ensure that vacationers’ expectations are met, we implemented a comprehensive quality standard program.  As part of this program, each of our resort areas deliver a standardized, basic level of products and services that affect the overall experience of vacationers.  We have established a detailed listing of standards relating to:

•        the reservation, check-in and check-out processes;

•        the provisions included in each rental unit;

•        the services and amenities provided during the vacationers’ stay;

•        the maintenance of the grounds and facilities surrounding the rental unit; and

•        the response of employees to problems raised by vacationers.

     To promote consistency across all of our locations, we have evaluated, based on our proprietary rating criteria, substantially all of our vacation condominiums and homes and segmented them into the following five proprietary accommodation categories:

Quest Home:	an exclusive group of extraordinary accommodations that are so luxurious and unique that they are in a class of their own;

Platinum:	exceptional accommodations marked by unique design that offers superior quality furnishings, luxury features, designer appointments, and top-of-the-line kitchens, baths and amenities;

Gold:	upscale, well-appointed accommodations with a designer touch that includes excellent furnishings, special features and top-quality kitchens, baths and amenities;

Silver:	inviting, pleasing accommodations that are tastefully decorated and feature quality furnishings and contemporary kitchens and baths; and

Bronze:	Comfortable, pleasant accommodations that provide many of the comforts and conveniences of home.

     We have developed specific, detailed criteria for each of our accommodation categories, based on quality, appearance and features of the rental properties including property furnishings, soft goods, flooring, kitchen/appliances, televisions and stereos, bathrooms and décor.  Similarly, we have standardized the use of property location descriptions.  We perform periodic on-site reviews of each of our rental properties to update our accommodation category ratings.

     Services Offered to Condominium and Home Owners.  We provide condominium and home owners a comprehensive set of high-quality vacation rental and property management services by combining local management expertise and attention with the marketing resources of an international brand.  In most markets, we will assume complete responsibility for rental management of the condominium or home, including marketing, renting and maintaining the specific property as well as managing the common areas and homeowners’ associations.  We currently engage in extensive marketing activities, including our interactive web site, ResortQuest.com, that is accessible through AOL Keywords: ResortQuest and Vacation Rentals, print advertising in high-profile national publications and e-mail marketing, as well as direct catalog mailings to prior and prospective vacationers and direct solicitations of travel agents and wholesalers.  We also handle all interaction with vacationers, including accepting reservations, collecting rental payments and security deposits, operating check-in and check-out locations and offering linen, housekeeping and other services.  Property owners are paid rental income each month for rental activity in the preceding month and are given a concise, timely and accurate monthly statement which details the rental activity and management of their condominiums and homes.

     Property maintenance services are provided by both our employees and third party independent contractors.  Services are either regularly scheduled, or provided on an “as needed” basis, depending on the service and resort location.  In most markets, we perform periodic inspections and make recommendations to property owners for maintenance, refurbishments and renovations necessary to maintain the quality of their condominiums and homes.  In several of our destination resort markets, we provide professional interior design and refurbishment services to property owners to assist with the upkeep and appearance of their condominiums and homes.  We include routine maintenance services, such as replacing light bulbs or broken china, as part of an all-inclusive commission structure in certain locations. In other markets, we collect fees from property owners for maintenance services through service and maintenance agreements and fees for service arrangements.

     For owners desiring to sell their vacation condominium or home, we offer traditional real estate brokerage services in over 30 resort locations, including listing and showing the property.  Also, ResortQuest.com provides multiple location real estate listings for these resort locations. We believe that providing real estate brokerage services gives us a competitive advantage in identifying and securing properties for our rental management services and allows us to meet all of the needs of vacation property owners.

VII.                                                                            Marketing

     General.  The marketing efforts of traditional vacation rental and property management companies are primarily through word of mouth, including both vacationers and property owners, print advertising primarily in local newspapers and regional magazines and direct mail solicitations and catalogs sent to prior customers.  Potential customers typically call as a result of a referral or in response to an advertisement or other promotion and are assisted by reservation agents in selecting the appropriate vacation property and making the reservation.

     Our marketing strategy is designed to be fully integrated both online and off-line from a national, regional, and local perspective.  The number one goal is to drive occupancy rates, followed closely by building awareness of the ResortQuest brand name and image, cross-selling our destinations and promoting ResortQuest.com.  Since our initial public offering, we have developed a comprehensive, national marketing campaign targeting consumers and the travel trade through various international and domestic marketing alliances, national cable TV, preferred supplier agreements, Internet affiliates and online distribution, direct mail, e-mail marketing, public relations, promotional programs and high-profile print advertising in publications such as Travel & Leisure, Ski, Coastal Living, Golf Magazine, Southern Living and Readers Digest.  We also market to retail travel agents and wholesalers through e-mail, company intranets, advertisements in trade publications and attendance at national and regional travel industry trade shows.  Tour package operators typically combine transportation to a destination resort with our vacation condominiums and homes and a car rental.  Tour packages are distributed almost exclusively through travel agents and tour operators.

     We believe that our most important marketing resource is our proprietary past guest marketing database repository, customer contact center, and web site, ResortQuest.com.  For the first time, consumers can use a single source to visit resort destinations throughout the U.S. and in Canada, take virtual tours, view photographs and floor plans and make real-time reservations directly on-line.  Pursuant to our alliance with Interval Travel, visitors to ResortQuest.com also can complete their travel itinerary by booking economical airline and car rental reservations online in real time.

     According to Forrester Research, consumers are adopting online travel faster than any other retail segment of the burgeoning e-commerce field.  Online travel is expected to reach nearly $8.9 billion by 2002.  In order to maximize the online exposure of ResortQuest.com and our 20,000 plus vacation rental properties, we announced a travel marketing agreement with America Online, Inc. in January 2001 under which ResortQuest became a prominent sponsor of a new Vacation Rentals area within the Travel Channels of several America Online brands.  Through this agreement, ResortQuest inventory is available to over 32 million AOL and related subscribers.

     We believe that a national marketing campaign increases the effectiveness of our existing operations and those to be acquired in the future, and expands the universe of potential new customers for each resort location in which we operate.

     We intend to capitalize on our extensive market presence and further increase our use of the Internet, travel agents, wholesalers, distribution partners, broadcast and print media.  We believe that our extensive selection of vacation condominiums and homes make us an attractive partner and new revenue stream while airlines and others have decreased commissions to travel agents, tour package operators and other travel providers.  These relationships should continue to be a significant source of new customers and, in particular, will be valuable marketing and distribution channels for off-peak seasons.

     Marketing Database.  Our marketing database profiles more than 1.5 million guests across virtually all of our operations, which provides up to four full years of consumption data for nearly 1.8 million stays, more than 10.4 million room nights and nearly $1.5 billion in revenue.

     With a myriad of data enhancements — including demographic data appends and cross-resort stay patterns — this database supports a full range of one-to-one marketing activities through e-marketing, direct mail and telemarketing.  Its value was clearly demonstrated against the backdrop of the events of September 11, 2001.  While leisure business at most resort properties in 2001 declined versus 2000 by 20% on average, aggressive and timely direct marketing made possible by this database held our declines at only 13% in the number of guests, and only 8% in the number of stays and room-nights.

     The ability to quickly ramp up targeted direct marketing promotions to past guests resulted in a tremendous increase in the percentage of repeat guests — from 21% in 2000 to 31% in 2001.

     The advantage gained by the availability of this database was especially evident in our ability to drive business within booking windows that were 24% tighter in 2000 versus 2001 (73 days versus 96 days).  As vacation plans were deferred in the aftermath of September 11, 2001, continually mining our database enabled us to develop targeted offers to targeted past guests driving business that, in previous years, required a much longer timeframe from booking to arrival.

     This database is utilized extensively for regular booking pace analyses to identify and quickly respond to soft periods at each of our resort areas.  Without this information, the ability to analyze booking pace on a standardized basis across so many diverse destinations would be extremely difficult.  This database is also utilized extensively in sales tracking and analysis enabling us to fine-tune promotional efforts for greater cost-efficiencies.

     Finally, this database is the core component of our long-term e-marketing vision as it links guest history (consumption data) to email addresses for precise targeting on a truly one-to-one basis.

VIII.                                                                        Technology

     Through the sale of First Resort Software by ResortQuest Technologies, we are the leading provider of integrated management, reservations and accounting software for the vacation rental and property management industry.   We utilize First Resort Software internally and over 900 other vacation rental and property management companies have purchased licenses of this software from us.  This software program was developed to overcome problems encountered by rental property managers in attempting to use software programs developed for the hotel industry.  The First Resort Software allows vacation rental and property management companies to automate and computerize their reservations, billings, rental management and accounting tasks.  Vacation rental and property management companies can use the software to enter current rates on individual condominiums and homes and access specific descriptions of those condominiums and homes for potential customers.  The software also allows companies to manage owner escrow accounts and generate monthly revenue reports for property owners and to coordinate maintenance and housekeeping schedules.  First

Resort Software also offers additional modules and interfaces, including a work order management system, activities management system, credit card interface and on-line booking interface through the Internet.  We are developing a JAVA browser-based graphical reservations application that will allow users of its software to completely integrate their reservations systems with the Internet.

     We intend to rely on the First Resort Software products and management expertise of ResortQuest Technologies to enhance our technology strategy.  We believe that investment in technology is critical in building an internationally branded vacation rental and property management company for premier destination resorts and will provide us with a significant competitive advantage in the future.  First Resort Software allows us to quickly link our existing and future acquired companies’ databases.

IX.                                                                                Competition

     The vacation rental and property management industry is highly competitive and has low barriers to entry.  The industry has two distinct customer groups: vacation property renters and vacation property owners.  We believe that the principal competitive factors in attracting vacation property renters are:

•    market share and visibility;

•    quality, cost and breadth of services and properties provided; and

•    long-term customer relationships.

The principal competitive factors in attracting vacation property owners are the ability to generate higher rental income and to provide comprehensive management services at competitive prices.  We compete for vacationers and property owners primarily with over 4,000 individual vacation rental and property management companies that typically operate in a limited geographic area.  Some of our competitors are affiliated with the owners or operators of resorts in which such competitors provide their services.  Certain of these smaller competitors may have lower overhead cost structures and may be able to provide their services at lower rates.

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

X.                                                                                    Employees

     We employed over 5,000 employees during 2001.  We rely significantly on temporary employees to meet peak season demands.  In the course of performing service and maintenance work, we also utilize the services of independent contractors.  We believe our relationships with our employees and independent contractors are good.

XI.                                                                                Factors That May Affect Future Results

     Our disclosures and analyses in this report and in our 2001 Annual Report to Shareholders contain some forward-looking statements.  Forward-looking statements give our current expectations or forecasts of future events.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.  In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results.  From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

     Any or all of our forward-looking statements in this report, in the 2001 Annual Report to Shareholders and in any other public statements that we make, may turn out to be wrong.  They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.  Many factors mentioned in the discussion above will be important in determining future results.  Consequently, no forward-looking statement can be guaranteed.  Actual future results may vary materially.

     We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission (“SEC”).  Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses.  These are factors that we think could cause our actual results to differ materially from expected and historical results.  Other factors besides those listed here could also adversely affect ResortQuest.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

     We May Not Be Able To Integrate Successfully Any Future Acquisition.

     We cannot assure you that our management group will be able to continue to manage effectively the combined entities or implement effectively our operating and growth strategies.  If we are unable to integrate successfully recent and future acquisitions, it could have a material adverse effect on our business and financial results.

     Entities that we have acquired offer a variety of different services to property owners and vacationers, apply different sales and marketing techniques to attract new customers, use different fee structures and target different customer segments.  In addition, almost all of our acquired entities operate in different geographic markets with varying levels of competition, development plans and local market dynamics.  These differences increase the risk inherent in successfully completing the integration of our future acquisitions.

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

     Acquisitions also involve a number of special risks that could have a material adverse effect on our business and financial results.  These risks include the following:

•             failure of acquired companies to achieve expected financial results;

•             diversion of management’s attention;

•             failure to retain key personnel;

•             impairment and amortization of acquired intangible assets; and

•             increased potential for customer dissatisfaction or performance problems at a single acquired company to affect adversely our reputation and brand name.

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

     Our Business May Be Negatively Affected If We Are Unable To Manage Our Growth Effectively.

     We plan to continue to grow internally and through selective acquisitions.  We will expend significant time and effort in expanding our existing operations and in identifying, completing and integrating selective acquisitions.  We cannot assure you that our systems, procedures and controls will be adequate to support our operations as they expand.  Any future growth also will impose significant added responsibilities on members of senior management, including the need to identify, recruit and integrate new managers and executives.  We cannot assure you that we will be able to identify and retain such additional management.  If we are unable to manage our growth efficiently and effectively, or we are unable to attract and retain additional qualified management, it could have a material adverse effect on our business and financial results.

     Our Stock Price May Be Adversely Affected By Market Volatility.

     The following factors, among others, may cause the market price of our common stock to significantly increase or decrease:

•             our failure to meet financial research analysts’ estimates of our earnings;

•             variations in our annual or quarterly financial results or the financial results of our competitors;

•             changes by financial research analysts in their estimates of our earnings;

•             conditions in the general economy, or the vacation and property rental management or leisure and travel industries in particular;

•             unfavorable publicity about us or our industry; and

•             significant price and volume volatility in the stock market in general for reasons unrelated to us.

     The Number Of Shares Available For Sale Could Cause Our Stock Price To Decline.

     The market price of our common stock could drop as a result of the sale of substantial amounts of our common stock in the public market, or the perception that such sales could occur.  We had 19,243,249 shares of our common stock outstanding as of March 11, 2002, of which 2,305,216 were restricted and held by our affiliates.  The 6,670,000 shares of our common stock sold in our initial public offering are freely tradable unless held by our affiliates.  Simultaneous with the closing of the 12 acquisitions at the initial public offering, the stockholders of these acquired entities received 6,119,656 shares and our management team and promoters received 3,134,630 shares.  These 9,254,286 shares were not registered under the Securities Act of 1933, and therefore, could not be sold unless registered under the Securities Act of 1933 or sold pursuant to an exemption from registration.  These shares, unless held by our affiliates, may be resold pursuant to the exemption from registration provided by Rule 144 under the Securities Act.  Since our initial public offering, we have issued 3,318,963 shares related to acquisitions and the exercise of employee stock options. All of these shares were registered under the Securities Act.

     Our Business And Financial Results Depend Upon Factors That Affect The Vacation Rental And Property Management Industry.

     Our business and financial results are dependent upon various factors affecting the vacation rental and property management industry.  Factors such as the following could have a negative impact on our business and financial results:

•         reduction in the demand for vacation properties, particularly for Hawaii, beach, mountain and desert resort properties;

•         adverse changes in travel and vacation patterns;

•         adverse changes in the tax treatment of second homes;

•         a downturn in the leisure and tourism industry;

•         an interruption of airline service;

•         increases in gasoline or airfare prices;

•         terrorist attacks; and

•         adverse weather conditions or natural disasters, such as hurricanes, tidal waves or tornadoes.

     Our Operating Results Are Highly Seasonal.

     Our business is highly seasonal.  The financial results of each of our operations have been subject to quarterly fluctuations caused primarily by the combination of seasonal variations and when revenue is recognized in the vacation rental and property management industry.  Peak seasons for our operations depend upon whether the resort is primarily a summer or winter destination.  During 2001, excluding unusual items and other charges of approximately $4.7 million, we derived approximately 28.2% of our revenues and 62.2% of our operating income in the first quarter and 30.2% of our revenues and 72.6% of our operating income in the third quarter.  Although the seasonality of our financial results may be partially mitigated by the geographic diversity of our operations and any future acquisitions, we expect a significant seasonal factor with respect to our financial results to continue.

      Our quarterly financial results may also be subject to fluctuations as a result of the timing and cost of acquisitions, the timing of real estate sales, changes in relationships with travel providers, extreme weather conditions or other factors affecting leisure travel and the vacation rental and property management industry.  Unexpected variations in our quarterly financial results could adversely affect the price of our common stock, which in turn could adversely affect our acquisition strategy.

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

     We also depend on travel agents, package tour providers and wholesalers for a substantial portion of our revenues.  During 2001, we derived approximately 24% of our gross lodging revenues from sales made through travel intermediaries.  Failure of travel intermediaries to continue to recommend or package our vacation properties could result in a material adverse effect on our business and financial results.

     Our Business Could Be Harmed If The Market For Leisure And Vacation Travel Does Not Continue To Grow.

     We cannot assure you that we or the total market for vacation property rentals will continue to experience growth.  Factors affecting our ability to continue to experience internal growth include our ability to:

•             maintain existing relationships with property owners;

•             expand the number of properties under management;

•             increase rental rates and cross-sell among our resort operations; and

•             sustain continued demand for our rental inventory.

     Our Operations Are Concentrated In Three Geographic Areas.

     We manage properties that are significantly concentrated in beach and island resorts located in Florida and Hawaii and mountain resorts located in Colorado. The following table sets forth the December 31, 2001 consolidated revenues and percentage of total revenues derived from each region (dollars in thousands).

Region	Consolidated Revenues	% of Total Revenues
Florida	$56,561	35.2%
Hawaii	24,247	15.1
Colorado	21,970	13.6
Other(1)	58,178	36.1
Total	$160,956	100.0%

     (1) Includes revenues related to the sale and service of First Resort Software.

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

     Our Business Depends On Attracting And Retaining Highly Capable Management And Employees.

     Our business substantially depends on the efforts and relationships of David L. Levine, Chairman, President and Chief Executive Officer, the other executive officers of ResortQuest and our senior management team in each of the resort areas in which we operate.  Furthermore, we will likely be dependent on the management team of any businesses acquired in the future.  If any of these persons becomes unable or unwilling to continue in his or her role, or if we are unable to attract and retain other qualified employees, it could have a material adverse effect on our business and financial results.  Although we have entered into employment agreements with each of our executive officers and many of our local managers, we cannot assure you that any of these individuals will continue in his or her present capacity for any particular period of time.

     The Substantial Amount Of Goodwill Resulting From Our Acquisitions Could Adversely Affect Our Financial And Operating Results.

     Approximately $216.5 million, or 71.2%, of our total assets at December 31, 2001 is net goodwill, which represents the excess of the purchase price over fair value of identified net assets acquired in business combinations accounted for under the purchase method of accounting. Goodwill has been amortized on a straight-line basis over 40 years, other than that associated with the acquisition of First Resort Software, Inc., which has been amortized over 15 years, representing the approximate remaining useful life of acquired assets.   We recorded goodwill amortization of $5.7 million in 2001.

     The Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets” in June 2001.  SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations and required all transactions initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS No. 142, goodwill related to our future acquisitions will not be subject to amortization, and goodwill related to our historical acquisitions will no longer be amortized beginning on January 1, 2002.  Additionally, goodwill is subject to reviews for impairment annually and upon the occurrence of certain events, and, if impaired, a write-down will be recorded.  Upon adoption of SFAS No. 142 in January 2002, the Company recorded an $8.1 million goodwill impairment charge related to its Desert operations.

     Amortization of our goodwill and recorded impairment charges may not be deductible for tax purposes.  A reduction in net income resulting from a goodwill impairment charge would currently affect our financial results and could have a material adverse impact upon the market price of our common stock.

     If Vacation Rental Property Owners Do Not Renew A Significant Number Of Property Management Contracts Our Business Would Be Adversely Affected.

     We provide rental and property management services to property owners pursuant to management contracts, which generally have one-year terms.  The majority of such contracts contain automatic renewal provisions but also allow property owners to terminate the contract at any time.  If property owners do not renew a significant number of management contracts or we are unable to attract additional property owners, it would have a material adverse effect on our business and financial results.  In addition, although most of our contracts are exclusive, industry standards in certain geographic markets dictate that rental services be provided on a non-exclusive basis.  Less than 2% of our revenues for 2001 were derived from rental services provided on a non-exclusive basis.  We are unable to determine the percentage of the national rental services market that is provided on a non-exclusive basis.

     If Homeowners’ Associations Terminate Management Agreements, We Could Lose Some Of Our Competitive Advantage In These Markets.

     We currently provide management services at numerous condominium developments pursuant to contracts with the homeowners’ associations.  We frequently provide rental management services for a significant percentage of the condominiums within these developments.  Providing management services for homeowners’ associations frequently leads the associations to request that we manage and control the front desk operations, laundry facilities and other related services of the condominium developments.  Controlling these services often gives us a competitive advantage over other vacation rental and property management companies in retaining the condominiums we currently manage and in attracting new homeowners.

     We cannot assure you that a homeowners’ association will not terminate its management agreement with us.  If a homeowners’ association terminates a management agreement, we could lose control or management of the front desk and related services in that condominium development, thereby eliminating our competitive advantage in that development.  If a number of terminations occur, it could have a material adverse effect on our business and financial results.

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

     We also compete for vacationers with large hotel and resort companies.  Many of these competitors are large companies that have greater financial resources than we do, enabling them to finance acquisition and development opportunities, pay higher prices for the same opportunities or develop and support their own operations.  In addition, many of these companies can offer vacationers services not provided by vacation rental and property management companies, and they may have greater name recognition among vacationers.  If such companies chose to compete in the vacation rental and property management industry, they would constitute formidable competition for our business.  Such competition could cause us to lose management contracts, increase expenses or reduce management fees, which could have a material adverse effect on our business and financial results.

     Existing Management, Directors And Their Affiliates Own Enough Shares To Exercise Substantial Influence Over Matters Requiring A Vote Of Stockholders.

     Executive management, directors and their affiliated entities, as of March 11, 2002, owned shares of common stock representing approximately 10.5% of the total voting power of the common stock.  They would own approximately 12.3% of the voting power of the common stock if all shares of voting-restricted common stock, which are entitled to one-half vote per share, were converted into unrestricted common stock.  These persons, if acting together, will likely be able to exercise substantial influence over the election of the directors and the disposition of any matter submitted to a vote of stockholders.

     Any Adverse Change In The Real Estate Market Could Adversely Affect Our Financial And Operating Results.

     We derived approximately 9.5% of our consolidated revenues for 2001 from net real estate brokerage commissions.  Any factors that adversely affect real estate sales, such as a downturn in general economic conditions or changes in interest rates, the tax treatment of second homes or property values, could have a material adverse effect on our business and financial results.

     We Are Subject To Governmental Regulation Of The Vacation Rental And Property Management Industry.

     Our operations are subject to various federal, state, local and foreign laws and regulations, including licensing requirements applicable to real estate operations and the sale of alcoholic beverages, laws and regulations relating to consumer protection and local ordinances.  Many states have adopted specific laws and regulations which regulate our activities, such as:

•             anti-fraud laws;

•             real estate and travel services provider license requirements;

•             environmental laws;

•             telemarketing laws;

•             labor laws; and

•             the Fair Housing Act.

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

     Transactions Between Our Operations And Their Affiliates May Result In Conflicts Of Interest.

     Several lease agreements, management contracts and other agreements with the former owners of many of the entities that we have acquired and entities controlled by them continued after the acquisitions were consummated.  We have also entered into certain similar agreements that became effective upon such acquisitions.  In addition, we may enter into similar agreements in the future.  Other than a loan agreement with the former principal stockholder of Aston Hotels & Resorts, an entity acquired in conjunction with our initial public offering, we believe existing agreements with related persons are, and that all future agreements will be, on terms no less favorable to us than we could obtain from unrelated third parties.  Conflicts of interests may arise between us and these related persons.

     At December 31, 2001, the former principal stockholder of Aston Hotel & Resorts owed us approximately $4.1 million plus accrued interest, either directly or through entities controlled by him, including properties managed by us.  This amount is fully collateralized by certain real estate owned by the former principal stockholder.

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

     On February 25, 1999, our board of directors adopted a stockholder rights plan designed to protect our stockholders in the event of takeover action that would deny them the full value of their investment.  Under this plan, a dividend distribution of one right for each share of common stock was declared to holders of record at the close of business on March 15, 1999.  The rights will also attach to common stock issued after March 15, 1999.  The rights will become exercisable only in the event, with certain exceptions, an acquiring party accumulates 15% or more of our voting stock, or if a party announces an offer to acquire 15% or more of our voting stock.  The rights will expire on March 15, 2009.  Each right will entitle the holder to buy one one-hundredth of a share of a new series of preferred stock at a price of $87.00.  In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either our stock or shares in an “acquiring entity” at half of market value.  We generally will be entitled to redeem the rights at $0.01 per right at any time until the date on which a 15% position in our voting stock is acquired by any person or group.

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

     New Business Opportunities Driven by Technology May Not Materialize.

     This business opportunity is dependent on our ability to drive demand for the Alliance Partners.  Since our revenue is based entirely on delivering incremental reservations, a failure in our ability to market these properties or a general failure to generate new demand would result in no revenue from which to take our commission and lead Alliance Partners abandoning the program.

ITEM 2.  PROPERTIES

     We have 201 properties in over 50 locations in 17 states in the U.S. and one province in Canada.  These properties consist principally of offices and maintenance, laundry and storage facilities.  We own 42 of these facilities and lease the remaining 159 properties.  We consider all of our owned and leased properties to be suitable and adequate for the conduct of its business.

ITEM 3.  LEGAL PROCEEDINGS

     On May 26, 2000, Hotel Corp. of the Pacific, Inc. (“Hotel Corp.”), a subsidary of ResortQuest doing business as Aston Hotels & Resorts, instituted legal proceedings in the Circuit Court for the First Circuit of Hawaii against Andre S. Tatibouet, the president of Hotel Corp. This action arises out of a document styled “Cooperation Agreement” that was signed by Mr. Tatibouet, purporting to act on behalf of Hotel Corp., on the one hand, with Cendant Global Services B.V. and Aston Hotels & Resorts International, Inc., on the other hand.  The Cooperation Agreement contains several provisions that are detrimental to Hotel Corp., including provisions purporting to transfer certain intellectual property and limit certain intellectual property rights held by Hotel Corp. Hotel Corp. seeks monetary damages for breach of fiduciary duty, fraud, and negligent misrepresentation.  By order of the Circuit Court, the claims asserted by Hotel Corp. in the lawsuit have been consolidated with an arbitration demand, filed with the American Arbitration Association by Mr. Tatibouet, in which he alleges various breaches of his employment agreement with Hotel Corp.   The abritration hearing took place in September 2001, where Mr. Tatibouet claimed damages of approximately $17.5 million and ResortQuest claimed damages of approximately $4.7 million.  The parties are engaged in post-hearing briefings, and a decision from the panel is expected in March 2002.

     Also on May 26, 2000, ResortQuest International and Hotel Corp. brought action in the Ciruit Court for the First Circuit of Hawaii against Cendant Corporation, Aston Hotels & Resorts International, Inc. and Cendant Global Services B.V. (“Defendants”). It is the position of ResortQuest and Hotel Corp. that the Cooperation Agreement is voidable because (i) it was entered in breach of a prior agreement between ResortQuest, and the parent company of Cendant Global Services B.V. and Aston Hotels & Resorts International, Inc., Cendant Corporation, and (ii) it was entered into by an interested director and officer of Hotel Corp. who was engaging in self-dealing. Accordingly, ResortQuest and Hotel Corp. seek damages for breach of contract against Cendant, and the equitable remedies of rescission and replevin.  We believe that we have meritorious claims and will prevail in each matter.

     We are also involved in various legal actions arising in the ordinary course of our business.  We do not believe that any of the remaining actions will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF RESORTQUEST

     As of March 27, 2002, the following executive officers of ResortQuest hold the offices indicated until their successors are chosen and qualified after the next annual meeting of shareholders:

David L. Levine	54	Chairman, President and Chief Executive Officer
James S. Olin	43	Executive Vice President and Chief Operating Officer
Frederick L. Farmer	52	Executive Vice President, Chief Information Officer and President of ResortQuest Technologies
J. Mitchell Collins	33	Senior Vice President and Chief Financial Officer
Paul N. Manteris	61	Senior Vice President, Operations and Homeowner Relations
W. Michael Murphy	56	Senior Vice President and Chief Business Development Officer

     David L. Levine:  Mr. Levine is the Chairman, President and Chief Executive Officer of ResortQuest.  Mr. Levine became Chairman in May 2000 and Chief Executive Officer in December 1999.  From May 1998 to December 1999, Mr. Levine was the President and Chief Operating Officer of ResortQuest.  Mr. Levine was President and Chief Operating Officer of Equity Inns, Inc., a real estate investment trust that specializes in hotel acquisitions, from June 1994 to April 1998.  Mr. Levine was also President and Chief Operations Officer of Trust Management Inc., which operated Equity Inns properties from June 1994 until November 1996.  Prior to that, he was President of North American Hospitality, Inc., a hotel management and consulting company, which he formed in 1985.

     James S. Olin:  Mr. Olin is Executive Vice President and Chief Operating Officer of ResortQuest.  He was formerly President of Abbott Resorts, one of ResortQuest’s largest operations, from 1992 to January 2000.  During his tenure as President, the Company grew from 900 units to over 2,500 units managed, and real estate sales went from approximately $30 million to over $250 million.  Mr. Olin also served as Vice President for ResortQuest’s Gulf Coast Region.  He has over 14 years of experience in the travel and tourism industry.

     Frederick L. Farmer:  Mr. Farmer is Executive Vice President and Chief Information Officer of ResortQuest and President of ResortQuest Technologies, a division of ResortQuest.  He has more than 22 years of experience working for Fortune 500 companies.  Mr.  Farmer most recently spent 12 years with Marriott International as Senior Vice President, Internet and Desktop Services.  He was responsible for positioning Marriott for Internet commerce.

     J. Mitchell Collins:  Mr. Collins is Senior Vice President and Chief Financial Officer of ResortQuest.  Mr. Collins was previously employed with Arthur Andersen LLP from July 1990 to February 2000 where he was head of real estate and hospitality services for Andersen’s Mid-South practice.  He also served on Andersen’s global real estate and hospitality services team.  In addition, he has over 10 years of related finance, accounting, and systems implementation experience.

     W. Michael Murphy:  Mr. Murphy is Senior Vice President and Chief Development Officer of ResortQuest.  Mr. Murphy leads the Company’s mergers and acquisitions effort and is in charge of new business development. Mr. Murphy has been involved with real estate acquisition businesses and the hospitality industry for more than 27 years.

     Paul N. Manteris:  Mr. Manteris is Senior Vice President of Operations and Homeowner Relations of ResortQuest.  He is the former manager of Training and Special Projects for Premier Resorts, Inc., a hospitality management company operating primarily in the Western United States and Hawaii. He has over 23 years of experience in the hospitality industry.

PART II

ITEM 5.  MARKET FOR RESORTQUEST’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal market for our Common Stock is the New York Stock Exchange.  Information required by this item concerning quarterly sales price data is incorporated by reference from the table Stock Price on page 46 of the 2001 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

     Financial information required by this item is incorporated by reference from the Selected Financial Data on page 47 of the 2001 Annual Report to Shareholders.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is incorporated by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 13 through 27 of the 2001 Annual Report to Shareholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this item is incorporated by reference from the discussion under the heading Quantitative and Qualitative Disclosures About Market Risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 25 of the 2001 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is incorporated by reference from the Report of Independent Public Accountants found on page 44, from the consolidated financial statements and supplementary data on pages 28 through 48 of the 2001 Annual Report to Shareholders.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF RESORTQUEST

As of March 27, 2002, the following were directors of ResortQuest:

William W. Abbott, Jr.

Director since November 1998

Age 56

Mr. Abbott is a consultant to ResortQuest.  He previously served as Vice Chairman of Abbott Resorts, Inc. from March 1997 to November 1998.  He served as President and Chairman of the Board of Abbott Resorts from 1976 to March 1997.  Abbott Resorts, the largest provider of beach vacation property rentals, management services and real estate sales in Florida, is a ResortQuest subsidiary.

Elan J. Blutinger

Director since September 1997

Age 46

Mr. Blutinger is a founding partner of Alpine Consolidated LLC, a merchant bank specializing in the consolidation of fragmented industries.  He is also Managing Director of Alpine Europe LLC.  He was a co-founder and director of Travel Services International, Inc. until its acquisition in 2000.  From 1987 until its acquisition in 1995, Mr. Blutinger was the Chief Executive Officer of Shoppers Express, which became “OnCart” in 1997, an electronic retailing service.  From 1983 until its acquisition in 1986 by IDI, Mr. Blutinger was Chief Executive Officer of DSI, a wholesale software distributor.  Mr. Blutinger is also a director of Online Travel Corp., a publicly traded company in the United Kingdom.

David L. Levine

Director since May 1998

Age 54

In May 2000, Mr. Levine became Chairman, President and Chief Executive Officer of ResortQuest.  He served as President and Chief Executive Officer of ResortQuest from December 1999 to May 2000 and as President and Chief Operating Officer from May 1998 until December 1999.  Mr. Levine was President and Chief Operating Officer of Equity Inns, Inc., a real estate investment trust that specializes in hotel acquisitions, from June 1994 to April 1998.  Mr. Levine was also President and Chief Operations Officer of Trust Management Inc., which operated Equity Inns’ properties, from June 1994 until November 1996.  Prior to that, he was President of North American Hospitality, Inc., a hotel management and consulting company, which he formed in 1985.

Colin V. Reed

Director since August 2000

Age 54

In May 2001, Mr. Reed became President and Chief Executive Officer of Gaylord Entertainment Company.  Mr. Reed had been a member of the three-executive Office of the President of Harrah’s Entertainment, Inc. from May 1999 to May 2001.  Mr. Reed was a director of Harrah’s from December 1998 to May 2000 and the Chief Financial Officer of Harrah’s from April 1997 to May 2001.  He was Executive Vice President of Harrah’s from September 1995 to May 1999 and has served in several other management positions with Harrah’s and its predecessor, Holiday Corporation, since 1977.  He was a member of the Executive Committee of the Harrah’s Board.  Mr. Reed also served as director and Chairman of the Board of JCC Holding Company.  JCC Holding Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on January 4, 2001.

David C. Sullivan

Director since May 1998

Age 62

Mr. Sullivan is a consultant to ResortQuest.  He served as Chairman of ResortQuest from December 1999 to May 2000.  From May 1998 to December 1999, he was the Chairman and Chief Executive Officer of ResortQuest. From April 1995 to December 1997, Mr. Sullivan was the Executive Vice President and Chief Operating Officer, and a director, of Promus Hotel Corporation, a publicly traded hotel franchisor, manager and owner of hotels whose brands include Hampton Inn, Homewood Suites and Embassy Suites.  Mr. Sullivan is also a director of Winston Hotels, Inc. and John Q. Hammons Hotels, Inc.

Joseph V. Vittoria

Director since May 1998

Age 66

Mr. Vittoria has been the Chairman of Puradyn Filter Technologies, Inc. since February 2000.  He was the Chairman and Chief Executive Officer of Travel Services International, Inc., a leading single source distributor of specialized leisure travel services, from July 1997 until its acquisition by Airtours PLC in March 2000.  From September 1987 to February 1997, Mr. Vittoria was the Chairman and Chief Executive Officer of Avis, Inc., a multinational auto rental company.  Mr. Vittoria serves on the Board of Directors of Transmedia Asia Pacific, Inc. and Sirius Satellite Radio Inc.

Theodore L. Weise

Director since May 1998

Age 57

Mr. Weise is a consultant to Federal Express Corporation.  From February 1998 to February 2000, Mr. Weise served as the President and Chief Executive Officer of Federal Express Corporation, the world’s largest express transportation company.  He was previously Executive Vice President and Chief Operating Officer of Federal Express Corporation from February 1996 to February 1998.  From August 1991 to February 1996 he served as Senior Vice President of Air Operations of Federal Express Corporation.  Mr. Weise is also a director of Federal Express Corporation.

The remainder of the response to this item is contained in the discussion entitled Executive Officers of ResortQuest in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

I.          Summary of Compensation

The following table shows cash and other compensation paid or accrued during each of the three most recent fiscal years to ResortQuest’s Chief Executive Officer and each of the four other most highly compensated executive officers (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Fiscal Year(1)	Salary	Bonus	Other Annual Compensation	Securities Underlying Options Granted	LTIP Payouts	All Other Compensation
David L.Levine	2001	$325,000	$81,250	$—	39,000
Chairman, President and	2000	$275,000	$302,500	$—	40,000	$—	$—
Chief Executive Officer	1999	$195,625	$—	$—	140,500	$—	$—

James. S. Olin	2001	$275,000	$45,000	$—	21,000
Executive Vice President and	2000	$240,000	$158,400	$—	110,000	$—	$—
Chief Operating Officer

Frederick L. Farmer	2001	$220,000	$35,000	$—	21,000
Executive Vice President and	2000	$200,000	$110,000	$—	55,000	$—	$—
Chief Information Officer	1999	$139,583	$—	$—	25,000	$—	$—

W. Michael Murphy	2001	$220,000	$45,000	$—	16,333
Senior Vice President and	2000	$210,000	$115,500	$—	65,000	$—	$—
Chief Develop-ment Officer	1999	$167,500	$—	$—	45,000	$—	$—

J. Mitchell Collins	2001	$190,000	$45,000	$—	16,333
Senior Vice President and	2000	$143,979	$99,000	$—	75,000	$—	$—
Chief Financial Officer (2)

(1)                    Mr. Levine, Mr. Farmer and Mr. Murphy commenced employment with ResortQuest upon consummation of our initial public offering (May 26, 1998).  Prior to January 4, 2000, Mr. Olin had been employed since September 30, 1998 with ResortQuest as a regional vice president for a number of ResortQuest’s subsidiaries in Florida and Alabama.  Mr. Collins became employed with ResortQuest on March 13, 2000.

(2)                    The annual salary for 2000 for Mr. Collins was $180,000.

II.         Option Grants in Fiscal 2001 and Fiscal Year-End Option Values

The table below presents additional information concerning option awards for each of the Named Executive Officers shown in the Summary Compensation table. None of the Named Executive Officers exercised any stock options in 2001.  The options granted in fiscal 2001 become exercisable at the rate of 33 1/3 % per year.

Option Grants in Fiscal 2001

	Individual Grants (1)
	Number of Securities Underlying Options	Percent of Total Options Granted to Employees in	Exercise or Base Price Per		Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
Name	Granted	Fiscal 2001	Share		Date	0%	5%	10%
David L. Levine	39,000	16.1%	$4.94		12/3/06	$—	$53,201	$117,561
James S. Olin	21,000	8.7%	$4.94		12/3/06	$—	$28,647	$63,302
Frederick L. Farmer	21,000	8.7%	$4.94		12/3/06	$—	$28,647	$63,302
W. Michael Murphy	16,333	6.8%	$4.94		12/3/06	$—	$22,281	$49,234
J. Mitchell Collins	16,333	6.8%	$4.94		12/3/06	$—	$22,281	$49,234
All Shareholders (3)	N/A	N/A	N/A		N/A	$—	$26,250,490	$58,006,717
All Optionees	241,499	100%	$6.46	(4)	Various	$—	$430,851	$952,069
All optionees gain as a percentage of all stockholders gain	N/A	N/A	N/A		N/A		1.6%	1.6%

(1)          Options to purchase Common Stock expiring on April 1, 2006, May 9, 2006, June 17, 2006, June 25, 2006, July 7, 2006, October 3, 2006, October 13, 2006 and December 3, 2006 were granted under ResortQuest’s Amended and Restated 1998 Long-Term Incentive Plan on April 2, 2001, May 10, 2001, June 18, 2001, June 26, 2001, July 8, 2001, October 4, 2001, October 14, 2001 and December 4, 2001.

(2)          The dollar amounts under these columns are the result of calculations at zero percent, five percent and ten percent rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of our stock price.  In the above table, we did not use an alternative formula for a grant valuation, as we are not aware of any formula, which will determine with reasonable accuracy a present value based on future unknown or volatile factors.

(3)          These amounts represent the appreciated value which holders of Common Stock would receive at the hypothetical zero, five and ten percent rates based on the market value of Common Stock outstanding at or near the option grant dates.

(4)   Represents the weighted average price of options granted to all optionees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

     The following table shows the number of shares of Common Stock beneficially owned by each person known to ResortQuest to beneficially own more than 5% of the Common Stock, by the directors and executive officers of ResortQuest, and by the directors and all ResortQuest executive officers as a group.  Unless otherwise indicated, the persons listed have an address c/o ResortQuest’s executive offices and have sole voting and investment power with respect to their shares.  The table shows ownership as of January 1, 2002.

Security Ownership of Management and Principal Stockholders

Name	Shares of Common Stock Beneficially Owned	Percentage Owned
Par Capital Management, Inc. (1) PAR Investment Partners, L.P. Par Group, L.P.	1,781,200	9.3
Dimensional Fund Advisors, Inc. (2)	1,194,100	6.2
David L. Levine (3)(4)	226,250	*
James S. Olin (3)	110,849	*
W. Michael Murphy (3)(5)	148,033	*
Frederick L. Farmer (3)	131,000	*
J. Mitchell Collins(3)	30,000	*
William W. Abbott, Jr. (3)	165,091	*
Elan J. Blutinger (3)(6)	841,872	4.4
Joshua M. Freeman (3)(7)(8)	943,685	4.9
Colin V. Reed (3)	25,000	*
David C. Sullivan (3)(9)	429,440	2.2
Joseph V. Vittoria (6)	65,000	*
Theodore L. Weise (6)	66,000	*
All directors and executive officers as a group (12 persons including those listed above)	3,182,220	16.5

*                                         Less than 1.0%

(1)                                  The address for the group is One Financial Center, Suite 1600, Boston, MA 02111.  Information is based solely on our review of the Schedule 13G/A, as filed by the shareholder with the Securities and Exchange Commission on February 14, 2002.  Members of the group share both voting and dispositive power.

(2)                                  The address of the shareholder is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.  Information is based solely on our review of the Schedule 13G, as filed by the shareholder with the Securities and Exchange Commission on January 30, 2002.

(3)                                  Includes the following number of shares that the named individual has the right to acquire as of March 11, 2002 (70 days after January 1, 2002) through the exercise of stock options:  163,250 shares for Mr. Levine, 80,635 shares for Mr. Olin, 105,833 shares for Mr. Murphy, 101,250 shares for Mr. Farmer, 25,000 shares for Mr. Collins, 162,000 shares for Mr. Sullivan, 15,000 shares for Mr. Reed, 20,000 shares for Mr. Freeman and 25,000 shares for each of Messrs. Abbott, Blutinger, Vittoria and Weise.

(4)                                  Includes 15,000 shares held in trust for the benefit of his minor children.

(5)                                  Includes 200 shares owned by his spouse.

(6)                                  Includes 41,667 shares that may be acquired upon the exercisable options held by Alpine Consolidated II, LLC, of which Mr. Blutinger is a Managing Director.

(7)                                  Includes 33,000 shares held by the Carl M. Freeman Foundation, Inc. (the “Freeman Foundation”), of which Mr. Freeman is a trustee and over which he shares voting and investment power.  Mr. Freeman disclaims beneficial ownership of these shares.

(8)                                  Mr. Freeman was a director of the Company until May 2001.

(9)                                  Includes 2,754 shares attributed to Mr. Sullivan’s account in the ResortQuest Savings and Retirement Plan.  Participants have voting power over shares purchased with their own contributions.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

I.          Leases of Facilities

     Abbott Resorts.  Abbott Resorts, one of our subsidiaries, leases 9,350 square feet of office space in Destin, Florida for the main office for its property management and real estate brokerage activities from SAVA Properties, a Florida general partnership which is 25.5% owned by William Abbott, Jr.  The lease expires September 29, 2018.  The aggregate annual rent paid by Abbott Resorts is $118,932.  Abbott Resorts leases approximately 3,700 square feet of indoor and outdoor space in Santa Rosa, Florida for its rental property management and real estate sales activities in the Santa Rosa and Grayton Beach, Florida areas from VAGAS Properties, a Florida general partnership which is 20% owned by William Abbott, Jr.  The lease expires September 29, 2018.  The aggregate annual rent payment is approximately $50,000.  Abbott Resorts leases 1,665 square feet of office space in Fort Walton Beach, Florida for real estate sales activities.  This property is leased on a month-to-month basis from A&A Partnership (“AAP”), a sub S corporation which is 50% owned by William Abbott, Jr.  The monthly rent paid by Abbott Resorts is $1,802.  As part of such lease, Abbott Resorts also leases a two-bedroom apartment at such site, which is subleased to unaffiliated third parties.  Abbott Resorts also leases 2,000 square feet of office space in Destin, Florida from AAP for use as its personnel office.  The lease agreement expired August 31, 2001 and Abbott Resorts is currently leasing month to month providing monthly rent of $1,943.

     Aston Hotels & Resorts® Hawaii.  Approximately 950 square feet of office space, which is part of a space leased by Aston Hotels & Resorts® Hawaii, an Operating Company, is used by a former stockholder and the previous corporate secretary of Aston Hotels & Resorts® Hawaii.  Previously, Andre S. Tatibouet, former President of Aston Hotels & Resorts, former member of ResortQuest’s Board and former beneficial owner of greater than five percent of our Common Stock, had agreed to assume responsibility on behalf of the former stockholder for the approximately $36,000 annual rent allocable for this space.  In July 2000, the former stockholder agreed to assume responsibility for payment of the monthly rent directly to Aston Hotels & Resorts® Hawaii.  Aston Hotels & Resorts® Hawaii leases on a month-to-month basis approximately 858 square feet of office space in a hotel owned by Mr. Tatibouet.  The monthly lease amount is $1,439.  AST Development, Inc. (“AST Development”) an entity controlled by Mr. Tatibouet, utilized in

2001 approximately 125 square feet of office space leased by Aston Hotels & Resorts® Hawaii.  AST Development was charged approximately $5,875 for use of this space in 2001.

     Coastal Resorts.  Coastal Resorts Realty and Coastal Resorts Management, both Operating Companies, lease office space and facilities under four separate lease agreements from Carl M. Freeman Associates, Inc. (“CMFA”).  Joshua M. Freeman is the Chairman and majority shareholder of CMFA.  The rent paid by CMFA under these leases was $201,861 in 2001.

II.         Management Agreements

Abbott Resorts.  Abbott Resorts manages vacation condominiums owned or co-owned by Mr. Abbott pursuant to Abbott Resorts’ standard management agreement.  Abbott Resorts received aggregate property management fees related to these properties of approximately $700,283 in 2001.

Aston Hotels & Resorts® Hawaii.  Aston Hotels & Resorts® Hawaii manages two hotels owned by Mr. Tatibouet.  The aggregate management and other fees charged by Aston Hotels & Resorts® Hawaii for the management of these properties was $748,000 in 2001.  The management agreements for these hotels terminate on December 31, 2003.  Aston Hotels & Resorts® Hawaii also manages a resort rental program under an agreement with Aston Waikki, LLC.  Aston Waikki, LLC is owned by Mr. Tatibouet and is the lessee of all units in the resort rental program under a lease with an unrelated third party owner.  The aggregate management and other fees charged by Aston Hotels & Resorts® Hawaii for management of this resort rental program during 2001 was $422,000.  In addition, prior to our acquisition of Aston Hotels & Resorts, Aston Hotels & Resorts® Hawaii was a party to a lease and management agreement for a hotel dated February 21, 1991.  Aston Hotels & Resorts® Hawaii transferred the lease and management agreement to AST Holdings, Inc. (“AST Holdings”) and simultaneously entered into a management agreement with AST Holdings to manage the property.  AST Holdings is owned by Mr. Tatibouet.  The lease and AST Holding’s involvement in this hotel terminated on December 31, 2000.  Since December 31, 2000, Aston Hotels & Resorts® Hawaii has continued to manage the hotel for the hotel’s owner under a management agreement that does not involve AST Holdings.

III.        Other Transactions

Abbott Resorts.  ResortQuest and Mr. Abbott entered into an agreement with respect to the payment of commissions on certain properties which were listed for sale or whose sale was pending as of the date of ResortQuest’s acquisition of Abbott Resorts.  Pursuant to such agreement, ResortQuest has agreed to pay upon closing of the applicable transaction to which the applicable listing and/or selling fee relates in the aggregate, up to $1,403,827 in listing and/or selling commissions on such properties.  ResortQuest paid Mr. Abbott approximately $35,984 in commissions in 2001.  In connection with the acquisition of Abbott Resorts, Mr. Abbott entered into a three-year consulting agreement with ResortQuest.  For all services rendered by Mr. Abbott pursuant to the consulting agreement, ResortQuest has agreed to compensate Mr. Abbott as follows:  to pay a consulting fee of $125,000 per year;

to pay premiums for coverage for Mr. Abbott and his immediate family under such health, hospitalization, disability, dental, life and other insurance plans that ResortQuest may have in effect from time to time; to reimburse Mr. Abbott for all business travel and other out-of-pocket expenses reasonably incurred by him in the performance of his duties; and to pay for a full membership in the Tops’l

Beach and Racquet Club (the current cost for which is $1,260 per year).  The consulting agreement will expire on April 1, 2003.  The consulting agreement is terminable by ResortQuest or Mr. Abbott, with cause on ten (10) days written notice and or without cause thirty (30) days written notice.

Aston Hotels & Resorts® Hawaii.  Since July 22, 1997, Aston Hotels & Resorts® Hawaii has provided consulting and administrative services to AST International, LLC (“AST International”) and its subsidiaries, and to AST Holdings, Inc., entities controlled by Mr. Tatibouet.  AST International and its subsidiaries have been billed $28,313 by Aston Hotels & Resorts® Hawaii for its services in 2001.  Aston Hotels & Resorts® Hawaii also charged Aston International and AST Holdings, Inc. $258 and $95, respectively, for expenditures on their behalf in 2001.  At December 31, 1999, Mr. Tatibouet owed Aston Hotels & Resorts® Hawaii, either directly or through entities controlled by him (including properties managed by Aston Hotels & Resorts® Hawaii), an aggregate amount of approximately $4,120,966.  Of this amount, $4.0 million represented cash advances made prior to our acquisition of Aston Hotel & Resorts® Hawaii that were formalized in a promissory note (the “Original Note”) executed at the time of the acquisition.  Interest was payable semi-annually under the Note at the prime rate less 0.5%, with a minimum of 6% and maximum of 10% with principal to be paid on May 25, 2008.  The remainder included interest due and certain fees and reimbursements payable under the management agreements described above.  On February 16, 2000, ResortQuest agreed with Mr. Tatibouet to the formation of two separate notes (the “New Notes”) and a new security agreement to provide additional collateral.  One note for $4 million (the “A Note”) replaced the Original Note.  A second note in the amount of $1,080,428 (the “B Note”) represented interest due on the A Note and advances to and unpaid fees earned from entities managed for or related to Mr. Tatibouet and was executed February 20, 2000.  Both the A Note and the B Note are fully collateralized by certain real estate held by Mr. Tatibouet.  The New Notes bear interest at prime rate, less 0.5%, with a minimum of 6% and a maximum of 10%.  The B Note, plus accrued interest, was due and payable in two equal installments on December 31, 2000 and July 31, 2001.  Payments under the A Note are interest only, due and payable every January and July 1st.  The A Note is due and payable on May 25, 2008.  At December 31, 2001, Mr. Tatibouet owed Aston Hotels & Resorts® Hawaii approximately $4.2 million plus accrued interest.  This amount included the New Notes and certain fees and disbursements payable under the management agreements discussed above.  On January 21, 2002, Mr. Tatibouet made payment of the accrued interest on the New Notes through December 31, 2001.  On January 19, 2001 and on July 23, 2001, Mr. Tatibouet made payment of the principal due at December 31, 2000 and June 30, 2001, respectively, under the “B Note.”  Aston Hotels & Resorts® Hawaii has entered into a 20-year royalty free license agreement with AST Brands, LLC, an entity previously primarily owned by Mr. Tatibouet, for use of the name Aston Hotels & Resorts® Hawaii as well as other service marks, tradenames, trademarks and logos.  At December 31, 2001, approximately sixteen years remained on the license agreement.  On May 26, 2000, Hotel Corporation of the Pacific, Inc., a subsidiary of ResortQuest International doing business as Aston Hotels & Resorts® Hawaii (“Hotel Corp.”), instituted legal proceedings in the Circuit Court for the First Circuit of Hawaii against Andre S. Tatibouet, the president of Hotel Corp.  This action arises out of a document styled “Cooperation Agreement” that was signed by Andre S. Tatibouet, purporting to act on behalf of Hotel Corp., on the one hand, with Cendant Global Services B.V. and Aston Hotels & Resorts International, Inc., on the other hand.  The Cooperation Agreement contains several provisions that are detrimental to Hotel Corp., including provisions purporting to transfer certain intellectual property and limit certain intellectual property rights held by Hotel Corp.  Hotel Corp. seeks monetary damages for breach of fiduciary duty, fraud and negligent misrepresentation.  By order of the Circuit Court, the claims asserted by Hotel Corp. in the lawsuit have been consolidated with an arbitration demand, filed with the American Arbitration Association by Mr. Tatibouet, in

which he alleges various breaches of his employment agreement with Hotel Corp.  The arbitration hearing took place in September 2001, where Mr. Tatibouet claimed damages of approximately $17.5 million and ResortQuest claimed damages of approximately $4.7 million.  Also on May 26, 2000, ResortQuest International and Hotel Corp. brought action in the Circuit Court for the First Circuit of Hawaii against Cendant Corporation, Aston Hotels & Resorts International, Inc. and Cendant Global Services B.V. (“Defendants).  It is the position of ResortQuest and Hotel Corp. that the Cooperation Agreement is voidable because (i) it was entered in breach of a prior agreement between ResortQuest and the parent company of Cendant Clobal Services B.V. and Aston Hotels & Resorts International, Inc., Cendant Corporation, and (ii) it was entered into by an interested director and officer of Hotel Corp. who was engaging in self-dealing.  Accordingly, ResortQuest and Hotel Corp. seek damages for breach of contract against Cendant, and the equitable remedies of recission and replevin.  We believe that we have meritorious claims and will prevail in each matter.

Coastal Resorts.  Pursuant to an exclusive listing agreement with Bear Trap Farms (“BTF”) dated March 1, 2000, Coastal Resorts Realty receives real estate sales commissions of 6% of the full purchase price of each new home sold at the Village of Bear Trap Dunes golf resort community in Ocean View, Delaware.  Under the agreement, Coastal Resorts Realty also was required to develop a marketing plan, at its own expense, to promote home sales in the BTF community. This agreement terminated on May 26, 2001.  Mr. Freeman is president and sole stockholder of BTF.  BTF paid Coastal Resorts Realty an aggregate of $1,439,855 under the agreement in 2001.  Coastal Resorts Management has a management agreement with CMF Fitness, Inc., dated June 1, 1996, to manage the Sea Colony Fitness Center for $5,833 a month.  CMF Fitness is a wholly owned subsidiary of CMFA.  CMF Fitness paid Coastal Resorts Management $47,980 in 2001, under the agreement.  The agreement terminated on September 8, 2001.  Pursuant to an agreement with Sea Colony Water Company, L.L.C., dated January 1, 1997, Coastal Resorts Management was appointed exclusive agent for and manager of the Sea Colony Water Plant.  Sea Colony Water is a wholly owned subsidiary of CMFA.  Under the terms of the agreement, Coastal Resorts Management is entitled to retain all revenue collected by the water plant, less costs and expenses and certain payments to Sea Colony Water.  Coastal Resorts Management received net revenues of $130,470 in 2001 from its management of the water plant.  This agreement terminated on August 24, 2001.  Pursuant to an agreement dated January 1, 1998, CMFA appointed Coastal Resorts Management as its exclusive agent for the management of a private thoroughfare running through the Sea Colony West condominium complex.  Payments to Coastal Resorts Management equal 20% of total budget expenditures for management of the road under a budget prepared by Coastal Resorts Management and approved by CMFA.  CMFA paid Coastal Resorts Management $11,148 under the agreement in 2001.  This agreement expired in December 2000, but has been extended on a month to month basis.  Pursuant to an agreement, dated as of January 1, 1998, between CMFA and Coastal Resorts Management, CMFA has appointed Coastal Resorts Management as CMFA’s exclusive agent, for the period from January 1, 1998 to December 31, 2000, for the collection of ground rents owed to CMFA by condominium unit homeowners in the Sea Colony condominium development in Bethany Beach, Delaware.  The agreement provides for CMFA to pay Coastal Resorts Management an administration fee equal to 3% of net ground rents collected under the agreement.  In 2001, CMFA paid Coastal Resorts Management $37,804 under this agreement.  In December 31, 2001, this agreement was extended until December 31, 2002, with the terms and conditions under the original agreement applying.  ResortQuest.  ResortQuest and David Sullivan, a director and former Chairman and Chief Executive Officer, entered into a Consulting Agreement in May 2000, for a term of approximately 26 months.  Under the agreement, ResortQuest pays consulting fees of $12,500 per month.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14(a)(1)Financial Statements

     ResortQuest International, Inc.  The following consolidated financial statements, related notes and report of independent public accountants from the 2001 Annual Report to Shareholders are incorporated by reference into Item 8 of Part II of this report.

Pages in the 2001 Annual Report to Shareholders
Consolidated Balance Sheets	28
Consolidated Statements of Income	29
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income	30
Consolidated Statements of Cash Flows	31
Notes to Consolidated Financial Statements	32
Report of Independent Public Accountants	44
Quarterly Results of Operations	45
Selected Financial Data	47

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

2.1                                             —        Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., HCP Acquisition Corp., and Hotel Corporation of the Pacific, Inc. and André S. Tatibouet (previously filed on March 12, 1998 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.2                                             —        Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., B&B Acquisition Corp., Brindley Acquisition Corp., B&B On The Beach, Inc., Brindley and Brindley Realty and Development, Inc., Douglas R. Brindley and Betty Shotton Brindley (previously filed on March 12, 1998 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.3                                 —            Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Coastal Realty Acquisition LLC, Coastal Management Acquisition Corp. and Coastal Resorts Realty LLC, Coastal Resorts Management, Inc., Joshua M. Freeman, T. Michael McNally and CMF Coastal Resorts, L.L.C. (previously filed on March 12, 1998 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.4                                 —            Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc. and Collection of Fine Properties, Inc., Ten Mile Holdings, Ltd., Luis Alonso, Domingo R. Moreira, Brenda M. Lopez Ibanez and Ana Maria Moreira (previously filed on March 12, 1998 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.5                                 —            Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc. and Houston and O’Leary Company and Heidi O’Leary Houston (previously filed on March 12, 1998 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.6                                 —            Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Jupiter Acquisition Corp. and Jupiter Property Management at Park City, Inc. and Jon R. Brinton (previously filed on March 12, 1998 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.7                                 —            Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Maui Acquisition Corp. and Maui Condominium and Home Realty, Inc., Daniel C. Blair and Paul T. Dobson (previously filed on March 12, 1998 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.8                                 —            Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Maury Acquisition Corp. and The Maury People, Inc. and Sharon Benson Doucette (previously filed on March 12, 1998 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.9                                 —            Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Priscilla Acquisition Corp., Realty Consultants Acquisition Corp., Realty Consultants, Inc., and Howey Acquisition, Inc., Charles O. Howey and Dolores C. Howey (previously filed on March 12, 1998 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.10                           —            Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., RPM Acquisition Corp. and Resort Property Management, Inc., Daniel L. Meehan, Kimberlie C. Meehan and

Nancy Hess (previously filed on March 12, 1998 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.11                           —            Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Telluride Acquisition Corp., and Telluride Resort Accommodations, Inc. and Steven A. Schein, Michael E. Gardner, Park Brady, Daniel Shaw, Carolyn S. Shaw, Virginia C. Gordon, Joyce Allred, Ronald D. Allred, A.J. Wells, Forrest Faulconer, Thomas McNamara, Donald J. Peterson, Nancy McNamara, Charles E. Cobb, Jr., Sue M. Cobb, Stephen A. Martori, Anthony F. Martori, Arthur John Martori and Alan Mishkin (previously filed on March 12, 1998 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.12                           —            Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Trupp Acquisition Corp., Management Acquisition Corp. and Trupp-Hodnett Enterprises, Inc., THE Management Company, Hans F. Trupp, Roy K. Hodnett, Pat Hodnett Cooper and Austin Trupp (previously filed on March 12, 1998 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.13                           —            Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Whistler Holding Corp. and Whistler Chalets Ltd. and J. Patrick McCurdy (previously filed on March 12, 1998 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.14                           —            Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., FRS Acquisition Corp., First Resort Software, Inc., Thomas A. Leddy, Evan H. Gull and Daniel Patrick Curry (previously filed on March 12, 1998 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.15                                       —        Stock Purchase Agreement dated September 11, 1998 by and among ResortQuest International, Inc., Abbott Realty Services, Inc., Tops’L Sales Group, Inc., William W. Abbott, Jr., Stephen J. Abbott, James R. Steiner, Charles H. Van Driver, Sue C. Van Driver and Angus G. Andrews, (previously filed on October 16, 1998 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-56703) and incorporated herein by reference).

3.1                                             —        Certificate of Incorporation, as amended (previously filed on March 12, 1998 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

3.2                                             —        Bylaws of the Company, Amended as of February 10, 1999 (previously filed on March 30, 1999 as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (File No. 001-14115) and incorporated herein by reference).

3.3                                             —        Certificate of Amendment of Certificate of Incorporation of Company, dated April 23, 1998 (changing the name of the Company from Vacation Properties International, Inc. to ResortQuest International, Inc.) (previously filed on April 27, 1998 as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

3.4                                             —        Certificate of Amendment of Certificate of Incorporation of the Company, dated May 11, 1998 (previously filed on May 12, 1998 as an exhibit to Amendment No.  3 to the Company’s Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

4.1                                             —        Specimen Common Stock Certificate (previously filed on April 27, 1998 as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

4.2                                             —        Form of Registration Rights Agreements between the Company and each of Alpine Consolidated II, LLC, Capstone Partners, LLC, John Przywara, David Marshall, Douglas W. Comfort, Robert G. Falcone, Wayne Heller, Dwain Wall, Stephen J. Garchik, John Shaw, David Sullivan, Jeffery M. Jarvis, Frederick L. Farmer, W. Michael Murphy, Jules S. Sowder, John K. Lines, Brian S. Sullivan, John D. Sullivan, the Sullivan Grandchildren’s Trust, the David L. Levine Irrevocable Children’s Trust Under Agreement dated April 27, 1998 f/b/o Whitney Monica Levine, the David L. Levine Irrevocable Children’s Trust Under Agreement dated April 27, 1998 f/b/o Ross Michael Levine, the David L. Levine Irrevocable Children’s Trust Under Agreement dated April 27, 1998 f/b/o Keith Phillip Levine and the David L. Levine Revocable Trust Under Agreement dated April 27, 1998 (previously filed on May 26, 1998 an exhibit to the Company’s Current Report on Form 8-K (File No. 001-14115) and incorporated herein by reference).

4.3                                             —        Rights Agreement, dated as of February 25, 1999 between ResortQuest International, Inc. and American Stock Transfer & Trust Company, as Rights Agent (previously filed on March 30, 1999 as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (File No. 001-14115) and incorporated herein by reference).

4.4                                             —        Summary of Plan Description for the ResortQuest Savings and Retirement Plan (previously filed as exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on May 21, 1999).

10.1                                       —        Form of Employment Agreement between the Company and W. Michael Murphy (previously filed on April 27, 1998 as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).*

10.2                                       —        Form of Employment Agreement between the Company and David L. Levine (previously filed on April 27, 1998 as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).*

10.3                                     —        Form of Employment Agreement between the Company and Frederick L. Farmer (previously filed on April 27, 1998 as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).*

10.4                                     —        Form of Employment Agreement between the Company and André S. Tatibouet (previously filed on March 12, 1998 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).*

10.5                                       —        Form of Officer and Director Indemnification Agreement (previously filed on April 27, 1998 as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).*

10.6                                       —        Promissory Note (previously filed on March 12, 1998 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

10.7                                       —        Consulting Agreement dated September 10, 1998 by and among Abbott Realty Services, Inc. and William W. Abbott, Jr. (previously filed on March 30, 1999 as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (File No. 001-14115) and incorporated herein by reference).*

10.8                                       —        Form of Officer and Director Indemnification Agreement, as amended (previously filed on March 30, 1999 as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (File No. 001-14115) and incorporated herein by reference).*

10.9                                       —        Form of Section 401(k) Profit Sharing Plan Adoption Agreement  (previously filed on March 30, 1999 as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (File No. 001-14115) and incorporated herein by reference).*

10.10                                 —        Note Purchase and Guarantee Agreement, dated as of June 1, 1999(previously filed on July 16, 1999 as exhibit 10.31 to the Company’s Form S-4 Registration Statement (File No. 333-83059) and incorporated herein by reference).

10.11                                 —        Amended and Restated 1998 Long-Term Incentive Plan of the Company (previously filed on April 6, 1999 as an exhibit to the Company’s Proxy Statement (File No. 001-14115) and incorporated herein by reference).*

10.12                                 —        Employment Agreement between the Company and J. Mitchell Collins, dated as of March 13, 2000 (previously filed on March 30, 2000 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No 001-14115) and incorporated herein by reference).*

10.13                                 —        Employment Agreement between the Company and Paul Manteris, dated as of January 3, 2000 (previously filed on March 30, 2000 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No 001-14115) and incorporated herein by reference).*

10.14                                 —        Employment Agreement between the Company and James Olin, dated as of January 4, 2000 (previously filed on March 30, 2000 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No 001-14115) and incorporated herein by reference).*

10.15                                 —        Form of First Amendment to Employment Agreement between the Company and each of David C. Sullivan, David L. Levine, Frederick L. Farmer and W. Michael Murphy, dated as of July 29, 1999 (previously filed on March 30, 2000 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No 001-14115) and incorporated herein by reference).*

10.16                                 —        Second Amendment to Employment Agreement between the Company and David L. Levine, dated as of December 15, 1999 (previously filed on March 30, 2000 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No 001-14115) and incorporated herein by reference).*

10.17                                 —        Form of Amendment to Employment Agreement between the Company and each of James S. Olin, Frederick L. Farmer, J. Mitchell Collins, W. Michael Murphy and Paul Manteris, dated as of August 3, 2001 (previously filed as an Exhibit to the Company’s Form 10-Q filed on November 14, 2001 (File No. 001-14115) and incorporated herein by reference).*

10.18                                 —        Third Amendment to Employment Agreement between the Company and David L. Levine, dated as of August 3, 2001 (previously filed as an Exhibit to the Company’s Form 10-Q filed on November 14, 2001 (File No. 001-14115) and incorporated herein by reference).*

10.19                                 —        Amended and Restated Credit Agreement, dated as of January 22, 2001, by and among the Company, the guarantors party thereto, the lenders described therein, Citibank, N.A., as administrative agent for the lenders, Bank of America, N.A., as documentation agent, Crédit Lyonnais New York Branch, as syndication agent and Salomon Smith Barney Inc., as arranger (previously filed on April 2, 2001 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-14115) and incorporated herein by reference).*

10.20                                 —        First Amendment to Amended and Restated Credit Agreement, dated as of October 30, 2001, by and among, Citibank, N.A., as administrative agent for the Lenders, Bank of America, N.A., as documentation agent and Credit Lyonnais New York Branch, as syndication agent, and is made with reference to that certain Amended and Restated Credit Agreement dated as of January 22, 2001, by and among the Borrower, the Guarantors, the Lenders (as defined therein), the Documentation Agent, the Syndication Agent and the Agent (previously filed as an Exhibit to the Company’s Form 10-Q filed on November 14, 2001 (File No. 001-14115) and incorporated herein by reference).*

10.21                                 —        Amended and Restated Intercreditor and Collateral Agency Agreement, dated as of January 22, 2001, by and among Citibank, N.A., as collateral agent, the noteholders described therein, Citibank, N.A., as agent for the lenders, the lenders described therein and the additional creditors described therein (previously filed on April 2, 2001 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-14115) and incorporated herein by reference).*

10.22                                 —        Second modification agreement, dated as of October 30, 2001, by and among the Company, the guarantors party thereto, and Teachers Insurance and Annuity Association, as the Noteholders (previously filed as an Exhibit to the Company’s Form 10-Q filed on November 14, 2001 (File No. 001-14115) and incorporated herein by reference).*

13                                                —        The 2001 Annual Report to Shareholders, which, except for those portions expressly incorporated herein by reference, is furnished solely for the information of the Commission and is not to be deemed “filed.”

21                                                —        Subsidiaries of the Company

23                                                —        Consent of Arthur Andersen LLP.

99.1                                       —        Letter from the Company to the SEC with respect to representations received from Arthur Andersen LLP.

*  Indicates management contract or compensatory plan, contract or arrangement.

14(b) Reports on Form 8-K

                The Company did not file a report on Form 8-K during 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESORTQUEST INTERNATIONAL, INC.

By: /s/ David L. Levine
David L. Levine, Chairman, President and Chief Executive Officer

Dated: March 27, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David L. Levine	Chairman and Chief Executive Officer, Director (Principal Executive Officer)	March 27, 2002
(David L. Levine)

/s/ J. Mitchell Collins	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2002
(J. Mitchell Collins)

/s/ William W. Abbott, Jr.	Director	March 27, 2002
(William W. Abbott, Jr.)

/s/ Elan J. Blutinger	Director	March 27, 2002
(Elan J. Blutinger)

/s/ Colin V. Reed	Director	March 27, 2002
(Colin V. Reed)

/s/ David C. Sullivan	Director	March 27, 2002
(David C. Sullivan)

/s/ Joseph V. Vittoria	Director	March 27, 2002
(Joseph V. Vittoria)

/s/ Theodore L. Weise	Director	March 27, 2002
(Theodore L. Weise)