Form 10-Q
period 2002-03-31
RESORTQUEST INTERNATIONAL INC
filed 2002-05-15
CIK 1057507

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2002.

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

Yes  ☒            No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of March 31, 2002.

Common Stock 19,243,249 shares

PART I - FINANCIAL INFORMATION

Company or group of companies for which report is filed:

RESORTQUEST INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	Dec 31, 2001	March 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$213	$3,178
Cash held in escrow	22,648	24,421
Trade and other receivables, net	10,541	10,198
Deferred income taxes	1,430	1,495
Other current assets	6,063	5,999
Total current assets	40,895	45,291
Goodwill, net	216,534	208,404
Property, equipment and software, net	39,509	41,636
Other assets	7,336	7,285
Total assets	$304,274	$302,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$322	$186
Deferred revenue and property owner payables	52,457	56,748
Accounts payable and accrued liabilities	14,298	15,022
Other current liabilities	3,069	3,032
Total current liabilities	70,146	74,988
Long-term debt, net of current maturities	78,644	78,479
Deferred income taxes	9,459	10,043
Other long-term obligations	6,111	4,739
Total liabilities	164,360	168,249

Stockholders’ equity
Common stock, $0.01 par value, 50,000,000 shares authorized, 19,243,249 and 19,243,249 shares outstanding, respectively	192	192
Additional paid-in capital	153,884	153,884
Accumulated other comprehensive income	(64)	(67)
Excess distributions	(29,500)	(29,500)
Retained earnings	15,402	9,858
Total stockholders’ equity	139,914	134,367
Total liabilities and stockholders’ equity	$304,274	$302,616

The accompanying notes are an integral part of these consolidated condensed balance sheets.

RESORTQUEST INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2001	March 31, 2002
Revenues
Property management fees	$28,042	$25,324
Service fees	11,756	10,300
Real estate and other	5,644	4,889
Total revenues	45,442	40,513

Operating expenses
Direct operating	20,911	20,142
General and administrative	13,762	13,336
Depreciation	1,169	1,430
Goodwill amortization	1,347	—
Total operating expenses	37,189	34,908
Operating income	8,253	5,605
Interest and other expense, net	786	1,466
Income before income taxes	7,467	4,139
Provision for income taxes	3,136	1,552
Net income before cumulative effect of a change in accounting principle	4,331	2,587
Cumulative effect of a change in accounting principle	—	(8,131)
Net income (loss)	$4,331	$(5,544)
Earnings per share
Basic
Before cumulative effect of a change in accounting principle	$0.23	$0.13
Cumulative effect of a change in accounting principle	—	(0.42)
	$0.23	$(0.29)

Diluted
Before cumulative effect of a change in accounting principle	$0.23	$0.13
Cumulative effect of a change in accounting principle	—	(0.42)
	$0.23	$(0.29)

The accompanying notes are an integral part of these consolidated condensed financial statements.

RESORTQUEST INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Excess Distributions	Retained Earnings	Total	Comprehensive Income
	Common Stock
	Shares	Amount
Balance, December 31, 2001	19,243,249	$192	$153,884	$(64)	$(29,500)	$15,402	$139,914
Net loss	—	—	—	—	—	(5,544)	(5,544)	$(5,544)
Foreign currency translation loss	—	—	—	(3)	—	—	(3)	(3)

Comprehensive Income								$(5,547)
Balance, March 31, 2002	19,243,249	$192	$153,884	$(67)	$(29,500)	$9,858	$134,367

The accompanying notes are an integral part of these consolidated condensed financial statements.

RESORTQUEST INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2001	March 31, 2002
Cash flows from operating activities:
Net income (loss)	$4,331	$(5,544)
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle (Note 2)	—	8,130
Depreciation and goodwill amortization	2,516	1,430

Changes in operating assets and liabilities:
Cash held in escrow	554	(1,773)
Trade and other receivables	(1,435)	201
Accounts payable and accrued liabilities	3,559	724
Deferred revenue and property owner payables	(2,639)	4,339
Other	4,715	28
Net cash provided by operating activities	11,601	7,535

Cash flows from investing activities:
Cash portion of acquisitions, net	(7,034)	(1,296)
Purchases of property, equipment and software	(5,098)	(2,973)
Net cash used in investing activities	(12,132)	(4,269)

Cash flows from financing activities:
Credit facility borrowings	7,300	25,150
Credit facility repayments	(5,300)	(25,300)
Payments of capital lease and other obligations	(10)	(151)
Net cash provided by (used in) financing activities	1,990	(301)
Net change in cash and cash equivalents	1,459	2,965
Cash and cash equivalents, beginning of period	4,283	213
Cash and cash equivalents, end of period	$5,742	$3,178

The accompanying notes are an integral part of these consolidated condensed financial statements.

RESORTQUEST INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2002

(Unaudited)

Arthur Andersen, LLP is our current independent accounting firm and we are in the process of selecting new independent accountants.  Our consolidated financial statements included in this filing have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews as permitted pursuant to the Securities and Exchange Commission’s March 18, 2002 release No. 33-8070.  We will select a new independent accounting firm during this quarter and this new firm will perform the required review of these financial statements before our Form 10-Q for the period ended June 30, 2002 is filed.

In these footnotes, the words “Company,” “ResortQuest,” “we,” “our” and “us” refer to ResortQuest International, Inc., a Delaware corporation, and its wholly-owned subsidiaries, unless otherwise stated or the context requires otherwise.

NOTE 1 - BASIS OF PRESENTATION

Formation

ResortQuest is the world’s largest vacation rental property management company with approximately 20,000 units under management.  We are the first company offering vacation condominium and home rentals, sales and management under a national brand name in over 50 premier destination resorts located in the continental United States, Hawaii and Canada.

Acquisition Costs

Costs incurred in the course of our evaluation of acquisition candidates and the ultimate consummation of acquisitions consist primarily of attorneys’ fees, accounting fees and other costs incurred by us in identifying and closing transactions.  These costs incurred are deferred on the balance sheet until the related transaction is either consummated or terminated.  Similar treatment is followed in recording costs incurred by us in the course of generating additional debt or equity financing.  Transaction costs and the excess of the purchase price over the fair value of identified net assets acquired represent goodwill (see Note 2).  Goodwill is calculated based on a preliminary estimate that is adjusted to its final balance within one year of the close of the acquisition.  Additionally, certain of our acquisitions have “earn-up” provisions that require additional consideration to be paid if certain operating results are achieved over periods of up to three years.  This additional consideration is recorded as goodwill when the amount is fixed and determinable.

During the first quarter of 2002 we made net cash payments approximating $1.3 million for an earn-up payment related to a 2000 acquisition and other purchase accounting adjustments related to certain 2001 acquisitions.  The total cost during the same period in 2001 for 2001 acquisitions and earn-up payments related to 1999 acquisitions was $7.9 million, with 11.4% of the net consideration paid in the form of common stock with an aggregate value of $902,000, net of retired escrow shares, and the remaining $7.0 million of consideration paid in cash, net of unrestricted cash acquired.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

On June 30, 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.  Statement No. 141 eliminates the poolings-of-interests method of accounting for business combinations and requires all transactions initiated after June 30, 2001, to be accounted for using the purchase method.  Under Statement No. 142, goodwill related to our future acquisitions is not subject to amortization, and goodwill related to our historical acquisitions is no longer amortized as of January 1, 2002.  Goodwill is subject to reviews for impairment annually and upon the occurrence of certain events, and if impaired, a write-down will be recorded.  Upon our adoption of Statement No. 142 we recorded a non-cash $8.1 million write-down of our goodwill related to our Desert resort operations.  The following table presents adjusted net income and earnings per share for the three months ended March 31, 2001 and 2002 excluding goodwill amortization for 2001:

	Three Months Ended
	March 31, 2001	March 31, 2002
Reported net income before cumulative effect of a change in accounting principle	$4,331	$2,587
Add back goodwill amortization	1,347	—
Adjusted net income before cumulative effect of a change in accounting principle	5,678	2,587
Cumulative effect of a change in accounting principle	—	(8,131)
Adjusted net income (loss)	$5,678	$(5,544)
Earnings per share
Basic and diluted
Before cumulative effect of a change in accounting principle	$0.23	$0.13
Add back goodwill amortization	0.07	—
Adjusted net income before cumulative effect of a change in accounting principle	0.30	0.13
Cumulative effect of a change in accounting principle	—	(0.42)
Adjusted net income (loss)	$0.30	$(0.29)

NOTE 3 - NOTES RECEIVABLE

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

NOTE 4 - UNUSUAL ITEMS AND OTHER CHARGES

During the quarter ended March 31, 2002, general and administrative expenses include approximately $500,000 of items that management considers as unusual items and other charges.  These items are primarily due to professional fees resulting from employee-related matters and a study to explore financing and strategic growth alternatives.

NOTE 5 - EARNINGS PER SHARE

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

	Three Months Ended
	March 31, 2001	March 31, 2002
Basic weighted average common shares outstanding	19,043,352	19,243,249
Effect of dilutive securities — stock options	138,425	109,238
Diluted weighted average common shares outstanding	19,181,777	19,352,487

NOTE 6 - SEGMENT REPORTING

We have one operating segment, property management, which is managed as one business unit.  The All other segment includes ResortQuest Technologies and corporate.  At December 31, 2001 and March 31, 2002, approximately 47% and 50%, respectively, of the All other segment assets represents goodwill recorded for ResortQuest Technologies and corporate. The following table presents the revenues, operating income and assets of our reportable segment:

	Three Months Ended
(in thousands)	March 31, 2001	March 31, 2002
Revenues
Property management	$44,657	$39,760
All other	785	753
	$45,442	$40,513
Operating income
Property management	$12,342	$9,950
All other	(4,089)	(4,345)
	$8,253	$5,605

(in thousands)	Dec 31, 2001	March 31, 2002
Assets
Property management	$245,482	$246,738
All other	58,792	55,878
	$304,274	$302,616

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

                Arthur Andersen, LLP is our current independent accounting firm and we are in the process of selecting new independent accountants.  Our consolidated financial statements included in this filing have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews as permitted pursuant to the Securities and Exchange Commission’s March 18, 2002 release No. 33-8070.  We will select a new independent accounting firm during this quarter and this new firm will perform the required review of these financial statements before our Form 10-Q for the period ended June 30, 2002 is filed.

OVERVIEW

ResortQuest is the world’s largest provider of vacation condominium and home rental property management services in premier destination resorts located in the United States and Canada.  We have developed the first and only branded international network of vacation rental properties, and currently offer management services to over 20,000 rental properties.  Our operations are in more than 50 premier resort locations in the Beach, Hawaii, Mountain and Desert geographical regions.

Our rental properties are generally second homes or investment properties owned by individuals who assign us the responsibility of managing, marketing and renting their properties.  We earn management fees as a percentage of the rental income from each property, but have no ownership interest in the properties.  In addition to the vacation property management business, we offer real estate brokerage services and other rental and property owner services.  We also have developed the industry leading proprietary vacation rental management software, First Resort Software, with over 900 licenses sold to vacation property management companies.

We provide value-added services to both vacationers and property owners.  For vacationers, we offer the value, convenience and features of a condominium or home while providing many of the amenities and services of a hotel.  For property owners, we offer a comprehensive package of marketing, management and rental services designed to enhance rental income and profitability while providing services to maintain the property.  Property owners also benefit from our QuestPerks program, which offers benefits such as discounts on lodging, air travel and car rentals.  To manage guests’ expectations, we have developed and implemented a five-tier rating system that segments our property portfolio into five categories: Quest Home, Platinum, Gold, Silver and Bronze.

We market our properties through various media channels and have significant Internet distribution through ResortQuest.com, our proprietary website offering “real-time” reservations, and our inventory distribution partnerships including Expedia, AOL, Condosaver and others.  We have Internet alliances with Interval Travel, a sister company of Interval International, that makes Interval’s extensive vacation timeshare rental inventory available on our website and with Online Travel Corporation, PLC., to exclusively develop the ResortQuest brand in Europe by using our technology and expertise in this industry.  Under the terms of the alliance with Online Travel, we receive a royalty fee based on gross revenues related to units acquired or aggregated under this program, an exclusivity fee and other cross selling fees.

In March 2002, we unveiled our enhanced website that improves the booking experience for e-travelers.  In addition to detailed property descriptions, virtual tours, interior and exterior photos and floor plans, and local information, vacationers can search for properties by date, activity, event or location; comparison shop among similar vacation rental units; check for special discounts and promotions; and obtain maps and driving directions.  The site also allows foreign travelers to obtain currency conversion rates.  The site utilizes AXS Technologies software to provide high speed/high resolution, scroll, pan and zoom imaging.  During the three months ended March 31, 2002, our website received approximately 11.3 million page views from 2.6 million visitors.

RESULTS OF OPERATIONS

Our operating results are highly seasonal due to the geographical dispersion of the resort locations in which we operate.  The results of operations are subject to quarterly fluctuations caused primarily by the seasonal variations in the vacation rental and property management industry, with peak seasons dependent on whether the resort is primarily a summer or winter destination.  Our financial results will be discussed on a consolidated basis, but due to the seasonal nature of our operations, our results will also be discussed by geographic region with Other representing our corporate and ResortQuest Technologies operations. For better analysis, the following discussion includes “same-store” comparisons.  Same-store comparisons exclude the impact of the two acquisitions completed since the first day of the earliest period being discussed.  One of these acquisitions is located in our Mountain operations in Gatlinburg, Tennessee effective April 1, 2001, and the other in our Beach operations in the Outer Banks of North Carolina effective April 1, 2001.

Consolidated

The following table sets forth the consolidated condensed results of operations for the three months ended March 31, 2001 and 2002.

	Three Months Ended March 31,
(in thousands)	2001		2002
Revenues	$45,442	100.0%	$40,513	100.0%
Direct operating expenses	20,911	46.0	20,142	49.7
General and administrative expenses	13,762	30.3	13,336	32.9
Operating income before depreciation and goodwill amortization	10,769	23.7	7,035	17.4
Depreciation	1,169	2.6	1,430	3.5
Goodwill amortization	1,347	3.0	—	n/m
Operating income	$8,253	18.1%	$5,605	13.9%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001 - Consolidated

Revenues.  Revenues decreased $4.9 million, or 11%, from $45.4 million in 2001 to $40.5 million in 2002, due primarily to a 9.9% decrease in gross lodging revenues driven by a 3.4 point decrease in occupancy and a 2.7% decrease in average daily rate (“ADR”) partially offset by acquisitions.  Excluding the impact of our acquisitions, revenues decreased $5.5 million, or 12%, due to a 15% decrease in net real estate sales and other revenue and an 11.4% decrease in same-store gross lodging revenues driven by a 3.1 point decrease in same-store occupancy, a 2.7% decrease in same-store ADR and a 1.1% decrease in same-store units under management, primarily due to the general decline in leisure travel following the events of September 11, 2001.

Direct Operating Expenses.  Direct operating expenses decreased $769,000, or 4%, from $20.9 million in 2001 to $20.1 million in 2002, primarily due to increased operating efficiencies.  Excluding the impact of our acquisitions, direct operating expenses decreased $1.3 million, or 7%, due to cost reduction initiatives.  As a percentage of revenues, direct operating expenses increased 3.7 points primarily due to acquisitions and the decrease in same-store revenues.

General and Administrative Expenses.  General and administrative expenses decreased $426,000, or 3%, from $13.8 million in 2001 to $13.3 million in 2002, primarily due to cost reduction initiatives partially offset by our acquisitions and $500,000 in unusual expenses and other charges (see Note 5).  Excluding the impact of these acquisitions and these unusual items, general and administrative expenses decreased $1.7 million, or 13%, due to cost reduction initiatives.  As a percentage of revenues and excluding the unusual items, general and administrative expenses increased 2.6 points due to the decrease in same-store revenues.

Depreciation.  Depreciation increased $261,000, or 22%, from $1.2 million in 2001 to $1.4 million in 2002, primarily due to increased technology capital expenditures.  As a percentage of revenues, depreciation increased 0.9 points due to the increase in technology capital expenditures.

Goodwill Amortization.  Upon the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer being amortized as of January 1, 2002  (see Note 2).

Beach

The following table sets forth the consolidated condensed results of operations for the three months ended march 31, 2001 and 2002 for our Beach operations in Gulf Shores, Alabama; Bethany Beach, Delaware; Anna Maria Island, Beaches of South Walton, Bonita Springs, Bradenton, Captiva Island, Destin, Fort Myers, Fort Myers Beach, Fort Walton Beach, Lido Key, Longboat Key, Marco Island, Naples, Navarre Beach, New Port Richey, Okaloosa Island, Orlando, Panama City, Pensacola, Perdido Key, Sanibel Island, Sarasota, Siesta Key, Vanderbilt Beach and Venice, Florida; St. Simons Island, Georgia; Nantucket, Massachusetts; Outer Banks, North Carolina; Lake Erie Islands, Ohio; and Hilton Head Island, South Carolina.

	Three Months Ended March 31,
(dollars in thousands)	2001		2002
Revenues	$16,687	100.0%	$15,409	100.0%
Direct operating expenses	10,091	60.5	10,142	65.8
General and administrative expenses	5,402	32.4	4,902	31.8
Operating income before depreciation and goodwill amortization	1,194	7.1	365	2.4
Depreciation	344	2.1	444	2.9
Goodwill amortization	726	4.4	—	n/m
Operating income (loss)	$124	0.6%	$(79)	n/m

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001 - Beach

Revenues.  Revenues decreased $1.3 million, or 8%, from $16.7 million in 2001 to $15.4 million in 2002, primarily due to an 8.4% decrease in gross lodging revenues driven by a 3.2 point decrease in occupancy partially offset by our Beach acquisitions.  Excluding the impact of these acquisitions, revenues decreased $1.5 million, or 9%, primarily due to a 10.9% decrease in same-store gross lodging revenues driven by a 3.0 point decrease in same-store occupancy and a 4.2% decrease in same-store units under management, primarily due to the general decline in leisure travel following the events of September 11, 2001.

Direct Operating Expenses.  Direct operating expenses remained relatively flat in 2002 when compared to 2001.  Excluding the impact of our Beach acquisitions, direct operating expenses decreased $376,000, or 4%, due to cost reduction initiatives.  As a percentage of revenues, direct operating expenses increased 5.3 points due primarily to our Beach acquisitions and the decrease in same-store revenues.

General and Administrative Expenses.  General and administrative expenses decreased $500,000, or 9%, from $5.4 million in 2001 to $4.9 million in 2002, primarily due to cost reduction initiatives partially offset by our Beach acquisitions. Excluding the impact of these acquisitions, general and administrative expenses decreased $628,000, or 13%, primarily due to cost reduction initiatives.  As a percentage of revenues, general and administrative expenses decreased 0.6 points due to cost reduction initiatives.

Depreciation.  Depreciation increased $100,000, or 29%, from $344,000 in 2001 to $444,000 in 2002, primarily due to the opening of our national call center in December 2001 in Florida and other capital investments.  As a percentage of revenues, depreciation increased 0.8 points due to these items.

Goodwill Amortization.  Upon the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer being amortized as of January 1, 2002 (see Note 2).

Hawaiian Islands

The following table sets forth the consolidated condensed results of operations for the three months ended March 31, 2001 and 2002 for our Hawaiian operations on the islands of Hawaii, Kauai, Maui and Oahu.

	Three Months Ended March 31,
(dollars in thousands)	2001		2002
Revenues	$8,218	100.0%	$6,328	100.0%
Direct operating expenses	2,269	27.6	1,732	27.4
General and administrative expenses	1,820	22.2	2,109	33.3
Operating income before depreciation and goodwill amortization	4,129	50.2	2,487	39.3
Depreciation	124	1.5	119	1.9
Goodwill amortization	18	0.2	—	n/m
Operating income	$3,987	48.5%	$2,368	37.4%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001 - Hawaii

Revenues.  Revenues decreased $1.9 million, or 23%, from $8.2 million in 2001 to $6.3 million in 2002, primarily due to a 16% decrease in gross lodging revenues driven by a 4.2 point decrease in occupancy and a 9.2% decrease in ADR, primarily due to the general decline in leisure travel following the events of September 11, 2001.

Direct Operating Expenses.  Direct operating expenses decreased $537,000, or 24%, from $2.3 million in 2001 to $1.7 million in 2002, due to cost reduction initiatives.  As a percentage of revenues, direct operating expenses decreased 0.2 points due to the cost reduction initiatives.

General and Administrative Expenses.  General and administrative expenses increased $289,000, or 16%, from $1.8 million in 2001 to $2.1 million in 2002, primarily due to increased labor costs.  As a percentage of revenues, general and administrative expenses increased 11.1 points due primarily to the decrease in revenues.

Depreciation.  Depreciation remained relatively flat in 2002 as compared to 2001.  As a percentage of revenues, depreciation increased 0.4 points due to the decrease in revenues.

Goodwill Amortization.  Upon the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer being amortized as of January 1, 2002 (see Note 2).

Mountain

The following table sets forth the consolidated condensed results of operations for the three months ended March 31, 2001 and 2002 for our Mountain operations in Whistler, British Columbia; Aspen, Breckenridge, Crested Butte, Dillon, Keystone, Snowmass Village, Steamboat Springs and Telluride, Colorado; Sun Valley, Idaho; Big Sky, Montana; Mt. Bachelor and Sunriver, Oregon; Gatlinburg and Pigeon Forge, Tennessee; and The Canyons, Deer Valley and Park City, Utah.

	Three Months Ended March 31,
(dollars in thousands)	2001		2002
Revenues	$18,042	100.0%	$16,683	100.0%
Direct operating expenses	7,564	41.9	7,342	44.0
General and administrative expenses	2,581	14.3	2,051	12.3
Operating income before depreciation and goodwill amortization	7,897	43.8	7,290	43.7
Depreciation	293	1.6	261	1.6
Goodwill amortization	294	1.6	—	n/m
Operating income	$7,310	40.6%	$7,029	42.1%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001 - Mountain

Revenues.  Revenues decreased $1.3 million, or 8%, from $18.0 million in 2001 to $16.7 million in 2002, primarily due to a 2.3% decrease in gross lodging revenues driven by a 2.7 point decrease in occupancy and a 1.3% decrease in ADR partially offset by our Mountain acquisitions.  Excluding the impact of our Mountain acquisitions, revenues decreased $1.7 million, or 10%, primarily due to a 4.6% decrease in same-store gross lodging revenues driven by a 1.6 point decrease in same-store occupancy, primarily due to the general decline in leisure travel following the events of September 11, 2001.

Direct Operating Expenses.  Direct operating expenses decreased $222,000, or 3%, from $7.6 million in 2001 to $7.3 million in 2002, primarily due to cost reduction initiatives partially offset by our Mountain acquisitions.  Excluding the impact of these acquisitions, direct operating expenses decreased $342,000, or 5%, due to cost reduction initiatives.  As a percentage of revenues, direct operating expenses increased 2.1 points, primarily due to the decrease in revenues.

General and Administrative Expenses.  General and administrative expenses decreased $530,000, or 21%, from $2.6 million in 2001 to $2.1 million in 2002, primarily due to cost reduction initiatives partially offset by our Mountain acquisitions.  Excluding the impact of these acquisitions, general and administrative expenses decreased $692,000, or 27%, primarily due to cost reduction initiatives.  As a percentage of revenues, general and administrative expenses decreased 2.0 points due to the cost reduction initiatives.

Depreciation.  Depreciation decreased $32,000, or 11%, from $293,000 in 2001 to $261,000 in 2002, primarily due to certain in-service assets being fully depreciated.  As a percentage of revenues, depreciation remained flat.

Goodwill Amortization.  Upon the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer being amortized as of January 1, 2002  (see Note 2).

Desert

The following table sets forth the consolidated condensed results of operations for the three months ended March 31, 2001 and 2002 for our Desert operations in Phoenix, Scottsdale and Tucson, Arizona; and Palm Desert and Palm Springs, California.

	Three Months Ended March 31,
(dollars in thousands)	2001		2002
Revenues	$1,710	100.0%	$1,340	100.0%
Direct operating expenses	507	29.6	473	35.3
General and administrative expenses	202	11.8	219	16.3
Operating income before depreciation and goodwill amortization	1,001	58.6	648	48.4
Depreciation	26	1.5	16	1.2
Goodwill amortization	54	3.2	—	n/m
Operating income	$921	53.9%	$632	47.2%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001 - Desert

Revenues.  Revenues decreased $370,000, or 22%, from $1.7 million in 2001 to $1.3 million in 2002, primarily due to a 19.9% decrease in gross lodging revenues driven by a 1.7 point decrease in occupancy and a 14.2% decrease in units under management, primarily due to the general decline in leisure travel following the events of September 11, 2001.

Direct Operating Expenses.  Direct operating expenses decreased $34,000, or 7%, from $507,000 in 2001 to $473,000 in 2002, primarily due to cost reduction initiatives.  As a percentage of revenues, direct operating expenses increased 5.7 points due to the decrease in revenues.

General and Administrative Expenses.  General and administrative expenses increased $17,000, or 8%, from $202,000 in 2001 to $219,000 in 2002, primarily due to the opening of a new real estate office in Palm Desert.  As a percentage of revenues, general and administrative expenses increased 4.5 points primarily due to the decrease in revenues.

Depreciation.  Depreciation decreased $10,000, or 38%, from $26,000 in 2001 to $16,000 in 2002, primarily due to certain in-service assets being fully depreciated.  As a percentage of revenues, depreciation decreased 0.3 points due to the decrease in revenues.

Goodwill Amortization.  Upon the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer being amortized as of January 1, 2002  (see Note 2).

Other

The following table sets forth the consolidated condensed results of operations for the three months ended March 31, 2001 and 2002 for our Other operations comprised of ResortQuest Technologies and corporate.

	Three Months Ended March 31,
(dollars in thousands)	2001		2002
Revenues	$785	100.0%	$753	100.0%
Direct operating expenses	480	61.1	453	60.2
General and administrative expenses	3,757	n/m	4,055	n/m
Operating loss before depreciation and goodwill amortization	(3,452)	n/m	(3,755)	n/m
Depreciation	382	48.7	590	78.4
Goodwill amortization	255	32.5	—	n/m
Operating loss	$(4,089)	n/m	$(4,345)	n/m

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001 - Other

Revenues.  Revenues decreased $32,000, or 4%, from $785,000 in 2001 to $753,000 in 2002, primarily due to decreased software sales and service fee revenues.

Direct Operating Expenses.  Direct operating expenses decreased $27,000, or 6%, from $480,000 in 2001 to $453,000 in 2002, primarily due to cost reduction initiatives.  As a percentage of revenues, direct operating expenses decreased 0.9 points, primarily due to the cost reduction initiatives.

General and Administrative Expenses.  General and administrative expenses increased $298,000, or 8%, from $3.8 million in 2001 to $4.1 million in 2002, primarily due to $500,000 in unusual expenses and other charges (see Note 5), partially offset by cost reduction initiatives.

Depreciation.  Depreciation increased $208,000, or 54%, from $382,000 in 2001 to $590,000 in 2002, primarily due to increased technology capital expenditures related to enhancements to our website and the implementation of our new financial management technology platform.  As a percentage of revenues, depreciation increased 29.7 points primarily due to these investments in technology.

Goodwill Amortization.  Upon the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer being amortized as of January 1, 2002  (see Note 2).

Liquidity and Capital Resources

ResortQuest conducts all of its operations through its subsidiaries operating in over 50 premier resort locations.  Accordingly, the primary internal source of our liquidity is through the cash flows realized from our subsidiaries and our long-term borrowings.  We utilize a consolidated daily cash management system that allows us to fully utilize all unrestricted cash to repay outstanding debt in order to reduce our net interest expense.

We generated $7.5 million of cash in operating activities for the three months ended March 31, 2002 primarily due to increases in deferred revenue and property owner payables.  Cash used in investing activities was approximately $4.3 million for the three months ended March 31, 2002, due to $1.3 million in net acquisition related payments and $3.0 million in software development, software implementation and purchases of property and equipment.  The majority of these costs represent our continued investment in the new release of our First Resort Software product scheduled for launch in July 2002.  For the three months ended March 31, 2001, cash used in financing activities totaled $301,000.

At March 31, 2002, we had approximately $27.6 million in cash, of which $24.4 million represents cash held in escrow. The cash held in escrow is released at varying times in accordance with state regulations, generally based upon the guest stay or, in the case of real estate sales deposits, when the property is sold. At March 31, 2002, we had a working capital deficit of $29.7 million and up to $11.3 million remaining, subject to certain restrictions, available under our Credit Facility.  We anticipate that our cash flows from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures over the next year.

Long-Term Borrowings

As of March 31, 2002, our long-term debt, including current maturities, was comprised of $50.0 million in 9.31% Senior Notes due June 2004, $28.5 million in borrowings under our Credit Facility that expires in January 2004 and $215,000 in capital lease obligations and other borrowings assumed in connection with certain acquisitions.

Registration and Equity Offerings

We have registered 8.0 million shares of common stock through various shelf registration statement filings.  As of March 31, 2002, we had issued 3,289,487 shares under these shelf registration statements in connection with acquisitions, with the remaining 4,710,513 shares available for future acquisitions.

Acquisition Strategy

Although our strategy for the next few quarters is to focus on internal growth, we intend to continue to pursue, subject to our newly amended debt agreements, selected acquisition opportunities in strategic and existing markets. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into our operations without substantial costs, delays or other operational or financial problems. Increased competition for acquisition candidates may develop, in which event there may be fewer acquisition opportunities available to us, as well as higher acquisition prices. Furthermore, acquisitions involve a number of risks, including the failure of acquired companies to achieve anticipated results, diversion of management’s attention, failure to retain key personnel, risks associated with unanticipated events or liabilities and amortization of acquired intangible assets. Some or all of these could have a material adverse effect on our business, financial condition and results of operations.

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

Non-compete and Employment Agreements

We have entered into non-compete agreements with many of the former owners of the companies that now comprise ResortQuest.  These non-compete agreements are generally three to five years in length effective the day the operations are merged with ResortQuest.  Additionally, we have entered into employment agreements with many of these former owners, all senior corporate officers and several key employees.  Among other things, these agreements allow for severance payments and some include acceleration of stock option awards upon a change in control of ResortQuest, as defined under the agreements.  At March 31, 2002, the maximum amount of compensation that would be payable under all agreements if a change in control occurred without prior written notice would be approximately $17.4 million.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We continually evaluate our estimates and assumptions, including those related to bad debts, trade and other receivables, valuation of property, equipment and software, goodwill, self-insurance reserves, and contingencies and litigation.  Our estimates and assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  We believe the following critical accounting policies affect our more significant estimates and assumptions used in preparing our consolidated financial statements.  Actual results could differ from our estimates.

Trade and other receivables are reflected net of an estimated allowance for doubtful accounts.  This estimate is based primarily on historical experience and assumptions with respect to future payment trends.

Property, equipment and software are stated at cost, or in the case of equipment acquired under capital lease, the present value of future lease payments, less accumulated depreciation.  Certain costs for developing, customizing and installing software for internal use and for sale to third parties are capitalized.  Revenues related to the sale of software to third parties are recognized when the systems are installed.  Depreciation is computed using the straight-line method over the estimated useful lives of the recorded assets or the lease terms.  We periodically, or upon the occurrence of certain events, review the balances of these long-lived assets for possible impairment.  The assessment of long-lived assets for impairment requires us to make certain judgments, including the estimate of cash flows from the respective assets.

In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002, the goodwill balance recorded by the Company is no longer amortized, but reviewed annually and upon the occurrence of certain events for impairment.  The calculation of the impairment charge recorded on January 1, 2002 requires us to make estimates of future cash flows with respect to the identified net assets acquired.  Prior to January 1, 2002, goodwill has been amortized on a straight-line basis over 40 years, other than that associated with the acquisition of First Resort Software, Inc., which has been amortized over 15 years.

We are self-insured for various levels of workers’ compensation and employee medical and dental insurance coverage.  Insurance reserves include the present values of projected settlements for claims.  Projected settlements are estimated based on historical trends and actuarial data.

We are involved with various legal actions arising in the course of our business.  Legal reserves are established for actions in which the outcomes of the cases are probable and monetary damages are reasonably estimable as determined by in-house and external legal counsel.  We do not believe that any of the remaining actions will have a material adverse effect on our business, financial condition or results of operations.

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

ResortQuest International, Inc.

Performance Statistics

Total System (2)

March 31, 2002

	Three Months Ended
	March 31, 2001	March 31, 2002	VAR
Beach
Lodging Revenues(1)	$37,518	$34,359	(8.4)%
Occupancy	59.4%	56.2%	(3.2	)pts
ADR	$92.47	$92.66	0.2%
RevPAU	$54.89	$52.04	(5.2)%
Total Units	9,198	9,276	0.8%

Hawaii
Lodging Revenues(1)	$44,188	$37,123	(16.0)%
Occupancy	82.4%	78.2%	(4.2	)pts
ADR	$122.20	$110.90	(9.2)%
RevPAU	$100.73	$86.70	(13.9)%
Total Units	5,331	5,537	3.9%

Mountain
Lodging Revenues(1)	$33,352	$32,584	(2.3)%
Occupancy	56.1%	53.4%	(2.7	)pts
ADR	$239.98	$236.91	(1.3)%
RevPAU	$134.52	$126.55	(5.9)%
Total Units	3,125	3,331	6.6%

Desert
Lodging Revenues(1)	$4,513	$3,613	(19.9)%
Occupancy	66.2%	64.5%	(1.7	)pts
ADR	$140.63	$142.74	1.5%
RevPAU	$93.06	$92.02	(1.1)%
Total Units	590	506	(14.2)%

Total
Lodging Revenues(1)	$119,571	$107,679	(9.9)%
Occupancy	66.1%	62.7%	(3.4	)pts
ADR	$127.42	$124.00	(2.7)%
RevPAU	$84.29	$77.74	(7.8)%
Total Units	18,244	18,650	2.2%

(1)              Lodging revenues are in thousands and represent the total rental charged to property rental customers.  Our revenue represents from 3% to over 40% of the lodging revenues based on the services provided to us.

(2)              Total system statistics include all exclusive managed contracts from the period under management through March 31, 2001 and March 31, 2002.  Excluded from these statistics are non-exclusive management contracts which approximated 1,400 units as of March 31, 2001 and 1,440 as of March 31, 2002.  Also excluded from these statistics are owner use nights and renovation nights which were approximately 13.9% of gross available nights in the three months ended March 31, 2001, and 15.6% of gross available nights in the three months ended March 31, 2002.

ResortQuest International, Inc.

Performance Statistics

Same-Store (2)

March 31, 2002

	Three Months Ended
	March 31, 2001	March 31, 2002	VAR
Beach
Lodging Revenues(1)	$37,333	$33,262	(10.9)%
Occupancy	63.4%	60.4%	(3.0	)pts
ADR	$92.47	$92.11	(0.4)%
RevPAU	$58.63	$55.63	(5.1)%
Total Units	8,441	8,090	(4.2)%

Hawaii
Lodging Revenues(1)	$44,188	$37,123	(16.0)%
Occupancy	82.4%	78.2%	(4.2	)pts
ADR	$122.20	$110.90	(9.2)%
RevPAU	$100.73	$86.70	(13.9)%
Total Units	5,331	5,537	3.9%

Mountain
Lodging Revenues(1)	$33,352	$31,809	(4.6)%
Occupancy	56.1%	54.5%	(1.6	)pts
ADR	$239.98	$241.26	0.5%
RevPAU	$134.52	$131.42	(2.3)%
Total Units	3,125	3,159	1.1%

Desert
Lodging Revenues(1)	$4,513	$3,613	(19.9)%
Occupancy	66.2%	64.5%	(1.7	)pts
ADR	$140.63	$142.74	1.5%
RevPAU	$93.06	$92.02	(1.1)%
Total Units	590	506	(14.2)%

Total
Lodging Revenues(1)	$119,386	$105,807	(11.4)%
Occupancy	68.3%	65.2%	(3.1	)pts
ADR	$127.49	$124.04	(2.7)%
RevPAU	$87.02	$80.93	(7.0)%
Total Units	17,487	17,292	(1.1)%

(1)              Lodging revenues are in thousands and represent the total rental charged to property rental customers.  Our revenue represents from 3% to over 40% of the lodging revenues based on the services provided to us.

(2)              For better comparability, the above statistics exclude all non-exclusive management contracts as well as all properties that were not acquired by ResortQuest prior to first quarter 2001, which approximated 2,800 units as of March 31, 2002.  Also excluded from these statistics are owner use nights and renovation nights which were approximately 13.0% of gross available nights in the three months ended March 31, 2001 and 14.1% of gross available nights in the three months ended March 31, 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and we do not hold any financial instruments for trading purposes.  At March 31, 2002, $28.5 million of our long-term borrowings accrue interest at variable interest rates.  Based on this debt level, annual interest expense would increase by approximately $129,000, if interest rates were to increase by 45 basis points, or 10%, over the current weighted average interest rate of these variable rate borrowings.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On May 26, 2000, Hotel Corp. of the Pacific, Inc., a subsidiary of ResortQuest International doing business as Aston Hotels & Resorts, instituted legal proceedings in the Circuit Court for the First Circuit of Hawaii against Andre S. Tatibouet, the president of Hotel Corp. This action arose out of a document styled “Cooperation Agreement” that was signed by Andre S. Tatibouet, purporting to act on behalf of Hotel Corp., on the one hand, with Cendant Global Services B.V. and Aston Hotels & Resorts International, Inc., on the other hand. The Cooperation Agreement contains several provisions that are detrimental to Hotel Corp., including provisions purporting to transfer certain intellectual property and limit certain intellectual property rights held by Hotel Corp. Monetary damages for breach of fiduciary duty, fraud, and negligent misrepresentation were sought by Hotel Corp. By order of the Circuit Court, the claims asserted by Hotel Corp. in the lawsuit were consolidated with an arbitration demand, filed with the American Arbitration Association by Mr. Tatibouet, in which he alleged various breaches of his employment agreement with Hotel Corp.

The arbitration hearing took place in September 2001, where Mr. Tatibouet claimed damages of approximately $17.5 million and ResortQuest claimed damages of approximately $4.7 million. On March 14, 2002, the arbitration panel issued its Reasoned Opinion and Final Award.  The panel concluded that Mr. Tatibouet had breached his fiduciary duty to Hotel Corp. and awarded Hotel Corp. $55,559 related to the reimbursement of certain legal expenses. The panel denied all of Mr. Tatibouet’s claims and requests for damages as well as declaratory and other relief.

Also on May 26, 2000, ResortQuest International and Hotel Corp. brought an action in the Circuit Court for the First Circuit of Hawaii against Cendant Corporation, Aston Hotels & Resorts International, Inc. and Cendant Global Services B.V. (“Defendants”). It is the position of ResortQuest and Hotel Corp. that the Cooperation Agreement is voidable because (i) it was entered in breach of a prior agreement between ResortQuest, and the parent company of Cendant Global Services B.V. and Aston Hotels & Resorts International, Inc., Cendant Corporation, and (ii) it was entered into by an interested director and officer of Hotel Corp. who was engaging in self-dealing. Accordingly, ResortQuest and Hotel Corp. seek damages for breach of contract against Cendant, and the equitable remedies of rescission and replevin. We believe that we have meritorious claims and will prevail in this matter. To date, no counterclaim has been filed or asserted by Cendant in this case.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits filed herewith

No exhibits were filed during the quarter ended March 31, 2002.

(b)           Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.

RESORTQUEST INTERNATIONAL, INC.

May 15, 2002	By: /s/ J. Mitchell Collins
J. Mitchell Collins Senior Vice President and Chief Financial Officer (Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer)