Form 10-Q/A
period 2002-03-31
RESORTQUEST INTERNATIONAL INC
filed 2002-08-19
CIK 1057507

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Common Stock 19,243,249 shares

EXPLANATORY NOTE

     This filing represents an amended Form 10-Q for the quarterly period ended March 31, 2002, previously filed on May 15, 2002. This Form 10-Q has been amended to reflect the adoption of the Financial Accounting Standards Board's Emerging Issues Task Force (“EITF”) Consensus No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred,” and the restatement of the cumulative effect of a change in accounting principle upon the January 1, 2002 adoption of the Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets.” The unaudited Condensed Consolidated Financial Statements, Note 2 and Management’s Discussion and Analysis have been revised to reflect these restatements as further discussed in Note 7.

     Subsequent to the issuance of our unaudited Condensed Consolidated Financial Statements for the three-month period ended
March 31, 2002, we determined that EITF No. 01-14, issued earlier this year and effective January 1, 2002, does apply to ResortQuest International, Inc. This EITF requires companies to account for certain reimbursed expenses as both revenues and related expenses within the income statement. For ResortQuest, these expenses primarily relate to certain payroll expenses in our Hawaii resorts that are reimbursed with no added margin to the Company by property owners. As a result, the accompanying unaudited Condensed Consolidated Financial Statements for all periods presented have been restated to reflect reimbursements received as other revenue from managed entities and the costs incurred on behalf of managed entities as other expenses from managed entities. As the expenses and related revenue are identical, this adoption has no effect on ResortQuest’s previously reported operating income, operating cash flows, net income or earnings per share.

     Also subsequent to the issuance of our unaudited Condensed Consolidated Financial Statements for the three-month period ended March 31, 2002, we determined that we had not properly considered the income tax benefit on a portion of the $8.1 million cumulative effect of a change in accounting principle related to the January 1, 2002 adoption of Statement No. 142. As a result, the accompanying unaudited Condensed Consolidated Financial Statements for the three-month period ended March 31, 2002 have also been restated from the amounts previously reported to reflect the income tax benefit of the cumulative effect of a change in accounting principle. As this change only impacted the cumulative effect of a change in accounting principle, this restatement has no effect on ResortQuest’s operating income, income before cumulative effect of a change in accounting principle, or operating cash flows, but does impact net income and earnings per share.

PART I – FINANCIAL INFORMATION

Company or group of companies for which report is filed:
RESORTQUEST INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	Dec 31,	March 31,
	2001	2002

		(As restated,
		see Note 7)
ASSETS
Current assets
Cash and cash equivalents	$213	$3,178
Cash held in escrow	22,648	24,421
Trade and other receivables, net	10,541	10,198
Deferred income taxes	1,430	1,621
Other current assets	6,063	5,999

Total current assets	40,895	45,417

Goodwill, net	216,534	208,404
Property, equipment and software, net	39,509	41,636
Other assets	7,336	7,285

Total assets	$304,274	$302,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$322	$186
Deferred revenue and property owner payables	52,457	56,748
Accounts payable and accrued liabilities	14,298	15,022
Other current liabilities	3,069	3,032

Total current liabilities	70,146	74,988

Long-term debt, net of current maturities	78,644	78,479
Deferred income taxes	9,459	7,577
Other long-term obligations	6,111	5,480

Total liabilities	164,360	166,524

Stockholders’ equity
Common stock, $0.01 par value, 50,000,000 shares authorized, 19,243,249 and 19,243,249 shares outstanding, respectively	192	192
Additional paid-in capital	153,884	153,884
Accumulated other comprehensive loss	(64)	(67)
Excess distributions	(29,500)	(29,500)
Retained earnings	15,402	11,709

Total stockholders’ equity	139,914	136,218

Total liabilities and stockholders’ equity	$304,274	$302,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESORTQUEST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2001	2002

	(As restated, see note 7)
Revenues
Property management fees	$28,042	$25,324
Service fees	11,756	10,300
Real estate and other	5,644	4,889

	45,442	40,513
Other revenue from managed entities	7,907	8,503

Total revenues	53,349	49,016

Operating expenses
Direct operating	20,911	20,142
General and administrative	13,762	13,336
Depreciation	1,169	1,430
Goodwill amortization	1,347	—

	37,189	34,908
Other expenses from managed entities	7,907	8,503

Total operating expenses	45,096	43,411

Operating income	8,253	5,605
Interest and other expense, net	786	1,466

Income before income taxes	7,467	4,139
Provision for income taxes	3,136	1,552

Income before cumulative effect of a change in accounting principle	4,331	2,587
Cumulative effect of a change in accounting principle, net of a $1.9 million income tax benefit	—	(6,280)

Net income (loss)	$4,331	$(3,693)

Earnings per share
Basic
Income before cumulative effect of a change in accounting principle	$0.23	$0.13
Cumulative effect of a change in accounting principle	—	(0.32)

Net income (loss)	$0.23	$(0.19)

Diluted
Income before cumulative effect of a change in accounting principle	$0.23	$0.13
Cumulative effect of a change in accounting principle	—	(0.32)

Net income (loss)	$0.23	$(0.19)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESORTQUEST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS
(In thousands, except share amounts)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Excess	Retained		Comprehensive
	Shares	Amount	Capital	Loss	Distributions	Earnings	Total	Loss

Balance, December 31, 2001	19,243,249	$192	$153,884	$(64)	$(29,500)	$15,402	$139,914
Net loss	—	—	—	—	—	(3,693)	(3,693)	$(3,693)
Foreign currency translation loss	—	—	—	(3)	—	—	(3)	(3)

Comprehensive loss								$(3,696)

Balance, March 31, 2002 (As restated, see Note 7)	19,243,249	$192	$153,884	$(67)	$(29,500)	$11,709	$136,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESORTQUEST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2001	2002

		As restated,
		see Note 7)
Cash flows from operating activities:
Net income (loss)	$4,331	$(3,693)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle (Note 2)	—	6,280
Depreciation and goodwill amortization (Note 2)	2,516	1,430
Changes in operating assets and liabilities:
Cash held in escrow	554	(1,773)
Trade and other receivables	(1,435)	201
Accounts payable and accrued liabilities	3,559	724
Deferred revenue and property owner payables	(2,639)	4,339
Other	4,165	27

Net cash provided by operating activities	11,051	7,535

Cash flows from investing activities:
Cash portion of acquisitions, net	(6,484)	(1,296)
Purchases of property, equipment and software	(5,098)	(2,973)

Net cash used in investing activities	(11,582)	(4,269)

Cash flows from financing activities:
Credit facility borrowings	7,300	25,150
Credit facility repayments	(5,300)	(25,300)
Payments of capital lease and other obligations	(10)	(151)

Net cash provided by (used in) financing activities	1,990	(301)

Net change in cash and cash equivalents	1,459	2,965
Cash and cash equivalents, beginning of period	4,283	213

Cash and cash equivalents, end of period	$5,742	$3,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESORTQUEST INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(Unaudited)

     In these footnotes, the words “Company,” “ResortQuest,” “we,” “our” and “us” refer to ResortQuest International, Inc., a Delaware corporation, and its wholly-owned subsidiaries, unless otherwise stated or the context requires otherwise.

NOTE 1 – BASIS OF PRESENTATION

Overview

     ResortQuest is one of the world’s leading providers of vacation condominium and home rental property management services in premier destination resorts located in the United States and Canada. We have developed the first and only branded international network of vacation rental properties, and currently offer management services to over 20,000 rental properties. Our operations are in more than 50 premier resort locations in the Beach, Hawaii, Mountain and Desert geographical regions.

     The Condensed Consolidated Financial Statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the interim periods are not necessarily indicative of results to be expected for the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

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

     During the first quarter of 2002 we made net cash payments approximating $1.3 million for an earn-up payment related to a 2000 acquisition and other purchase accounting adjustments related to certain 2001 acquisitions. The total cost during the same period in 2001 for 2001 acquisitions and earn-up payments related to 1999 acquisitions was $7.4 million, with 12% of the net consideration paid in the form of common stock with an aggregate value of $902,000, net of retired escrow shares, and the remaining $6.5 million of consideration paid in cash.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

     During the quarter ended March 31, 2002, we changed our method of accounting for reimbursable costs to conform to the Financial Accounting Standards Board’s Emerging Issues Task Force Consensus No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF No. 01-14”), issued earlier this year and effective for us on January 1, 2002. As a result, reimbursements received are recorded as revenue and the costs incurred on behalf of managed associations and properties are recorded as expenses. These costs, which relate primarily to payroll costs at managed properties and associations where we are the employer, are reflected in Other revenue and expenses from managed entities in the Condensed Consolidated Statements of Income. Revenue and expenses for the prior periods have been reclassified to conform with the current year presentation. Since the reimbursements are made based upon the costs incurred with no added margin, the expenses and related revenue are identical, and thus the adoption of EITF No. 01-14 did not have any effect on our operating income, total or per share net income, cash flows or financial position.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”. Statement No. 141 eliminates the poolings-of-interests method of accounting for business combinations and requires all transactions initiated after June 30, 2001, to be accounted for using the purchase method. Under Statement No. 142, goodwill related to our future acquisitions is not subject to amortization, and goodwill related to our historical acquisitions is no longer amortized as of January 1, 2002. Goodwill is subject to reviews for impairment annually and upon the occurrence of certain events, and if impaired, a write-down will be recorded. Upon our adoption of Statement No. 142, each of our geographical resort regions with assigned goodwill was valued as a reporting unit. If the fair value of the reporting unit was greater than the book value, including assigned goodwill, no further testing was required. However, if the book value, including goodwill, was greater than the fair value of the reporting unit, the assets and liabilities of the reporting unit needed to be valued. The difference between the fair value of the reporting unit and the fair value of the assets is the implied fair value of goodwill. To the extent that the implied fair value of goodwill was less than the book value of goodwill, an impairment charge was recognized as a cumulative effect of a change in accounting principle. Based on this test, we recorded a non-cash $8.1 million write-down of our goodwill related to our Desert resort operations, partially off-set by a $1.9 million income tax benefit. The Desert resort operations are expected to continue to experience declining cash flows as a result of the economics of the Desert markets. The following table presents adjusted net income and earnings per share excluding goodwill amortization:

	Three Months Ended

	March 31,	March 31,
	2001	2002

Reported income before cumulative effect of a change in accounting principle	$4,331	$2,587
Add back goodwill amortization	1,347	—

Adjusted income before cumulative effect of a change in accounting principle	5,678	2,587
Cumulative effect of a change in accounting principle	—	(6,280)

Adjusted net income (loss)	$5,678	$(3,693)

Earnings per share
Basic and diluted
Before cumulative effect of a change in accounting principle	$0.23	$0.13
Add back goodwill amortization	0.07	—

Adjusted income before cumulative effect of a change in accounting principle	0.30	0.13
Cumulative effect of a change in accounting principle	—	(0.32)

Adjusted net income (loss)	$0.30	$(0.19)

     We have completed the process of evaluating the impact of Statement No. 143, “Accounting for Asset Retirement Obligations”, and we do not expect this statement to have a material impact on our financial position or results of operations upon its adoption in 2003. Effective January 1, 2002, we adopted Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”; the adoption of this statement did not have a material impact on our financial position or results of operations. During the quarter ended June 30, 2002, the Statement No. 145, “Rescission of Statements No. 4, 44, and 64, Amendment of Statement No. 13, and Technical Corrections,” was issued and has been adopted. This adoption had no material impact to our financial position or results of operations. Also during the quarter ended June 30, 2002, Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued and is effective for activities initiated after December 31, 2002. The Company has yet to evaluate the impact of this statement and is therefore unable to disclose the impact that adopting Statement No. 146 will have on its financial position and results of operations when such statement is adopted.

NOTE 3 – NOTE RECEIVABLE

     In connection with the initial public offering, we formalized a $4.0 million promissory note resulting from cash advances to a primary stockholder (see Item 1. under Part II. of this filing) of a predecessor company. On February 16, 2000, this note was restructured in order to provide for additional collateral representing real estate held by the former stockholder. This note bears interest at 1/2% below the prime rate of interest, but not less than 6% and not more than 10%. Interest payments under this note are due every January and July 1st, with the principal recorded in Other assets in the accompanying Condensed Consolidated Balance Sheets, being due in full on May 25, 2008. To date, all interest payments due under the restructured terms of the note have been received.

NOTE 4 – UNUSUAL ITEMS AND OTHER CHARGES

     During the quarter ended March 31, 2002, general and administrative expenses include approximately $500,000 of items that management considers as unusual items and other charges. These items are primarily due to professional fees resulting from employee-related matters and a study to explore financing and strategic growth alternatives.

NOTE 5 – EARNINGS PER SHARE

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

	Three Months Ended

	March 31,	March 31,
	2001	2002

Basic weighted average common shares outstanding	19,043,352	19,243,249
Effect of dilutive securities – stock options	138,425	109,238

Diluted weighted average common shares outstanding	19,181,777	19,352,487

NOTE 6 — SEGMENT REPORTING

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

	Three Months Ended

	March 31,	March 31,
(in thousands)	2001	2002

Revenues
Property management	$52,564	$48,263
All other	785	753

	$53,349	$49,016

Operating income
Property management	$12,342	$9,950
All other	(4,089)	(4,345)

	$8,253	$5,605

	Dec 31,	March 31,
(in thousands)	2001	2002

Assets
Property management	$245,482	$246,738
All other	58,792	56,004

	$304,274	$302,742

NOTE 7 – RESTATEMENT

     Subsequent to the issuance of our unaudited Condensed Consolidated Financial Statements for the three-month period ended March 31, 2002, we determined that we had not adopted the accounting requirements under the Financial Accounting Standards Board’s Emerging Issues Task Force Consensus No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred” (“EITF No. 01-14”), which was effective for us as of January 1, 2002 (see “Note 2”). As a result, the accompanying unaudited Condensed Consolidated Income Statements for the three-month periods ended March 31, 2002 and 2001 have been restated from the amounts previously reported to reflect the reimbursements received as “Other revenue from managed entities” and the costs incurred on behalf of managed properties as “Other expenses from managed entities.” These reimbursed amounts primarily represent payroll expenses in our Hawaii resorts.

     Also subsequent to the issuance of our unaudited Condensed Consolidated Financial Statements for the three-month period ended March 31, 2002, we determined that we had not properly considered the income tax benefit on a portion of the $8.1 million Cumulative effect of a change in accounting principle related to the January 1, 2002 adoption of Statement No. 142 (see “Note 2”). As a result, the accompanying unaudited Condensed Consolidated Financial Statements for the three-month period ended March 31, 2002 have also been restated from the amounts previously reported to reflect the income tax benefit related to this cumulative effect of a change in accounting principle.

     The following table summarizes the significant effects of these restatements on our unaudited Condensed Consolidated Statements of Income:

	Three Months Ended March 31,

	2001	2002

Other revenue from managed entities, as previously reported	$—	$—
EITF No. 01-14 adjustment	7,907	8,503
Statement No. 142 adjustment	—	—

Other revenue from managed entities, as restated	$7,907	$8,503

Other expenses from managed entities, as previously reported	$—	$—
EITF No. 01-14 adjustment	7,907	8,503
Statement No. 142 adjustment	—	—

Other expenses from managed entities, as restated	$7,907	$8,503

Cumulative effect of a change in accounting principle, as previously reported	—	$(8,131)
EITF No. 01-14 adjustment	—	—
Statement No. 142 adjustment	—	1,851

Cumulative effect of a change in accounting principle, as restated		$(6,280)

Net income (loss), as previously reported	$4,331	$(5,544)
EITF No. 01-14 adjustment	—	—
Statement No. 142 adjustment	—	1,851

Net income (loss), as restated	$4,331	$(3,693)

Diluted cumulative effect of a change in accounting principle per share, as previously reported	—	$(0.42)
EITF No. 01-14 adjustment	—	—
Statement No. 142 adjustment	—	0.10

Diluted cumulative effect of a change in accounting principle per share, as restated	—	$(0.32)

Diluted earnings (loss) per share, as previously reported	$0.23	$(0.29)
EITF No. 01-14 adjustment	—	—
Statement No. 142 adjustment	—	0.10

Diluted earnings (loss) per share, as restated	$0.23	$(0.19)

     The following table summarizes the significant effects of these restatements on our unaudited Condensed Consolidated Balance Sheet:

March 31, 2002

Deferred income tax assets, as previously reported	$1,495
Statement No. 142 adjustment	126

Deferred income tax assets, as restated	$1,621

Deferred income tax liabilities, as previously reported	$10,043
Statement No. 142 adjustment	(2,466)

Deferred income tax liabilities, as restated	$7,577

Other long-term obligations, as previously reported	$4,739
Statement No. 142 adjustment	741

Other long-term obligations, as restated	$5,480

Retained earnings, as previously reported	$9,858
Statement No. 142 adjustment	1,851

Retained earnings, as restated	$11,709

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     As discussed in the Explanatory Note to this filing and in Note 7 to the Condensed Consolidated Financial Statements, the Company has restated its Condensed Consolidated Income Statements for the three-month periods ended March 31, 2002 and 2001. The accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” gives effect to these restatements.

OVERVIEW

     ResortQuest is one of the world’s leading providers of vacation condominium and home rental property management services in premier destination resorts located in the United States and Canada. We have developed the first and only branded international network of vacation rental properties, and currently offer management services to over 20,000 rental properties. Our operations are in more than 50 premier resort locations in the Beach, Hawaii, Mountain and Desert geographical regions.

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

RESULTS OF OPERATIONS

     Our operating results are highly seasonal due to the geographical dispersion of the resort locations in which we operate. The results of operations are subject to quarterly fluctuations caused primarily by the seasonal variations in the vacation rental and property management industry, with peak seasons dependent on whether the resort is primarily a summer or winter destination. Our financial results are discussed on a consolidated basis, but due to the seasonal nature of our operations, our results are also discussed by geographic region with Other representing our corporate and ResortQuest Technologies operations. For better analysis, the following discussion includes “same–store” comparisons. Same-store comparisons exclude the impact of the two acquisitions completed since the first day of the earliest period being discussed. One of these acquisitions is located in our Mountain operations in Gatlinburg, Tennessee effective April 1, 2001, and the other in our Beach operations in the Outer Banks of North Carolina effective April 1, 2001.

     Due to the recent challenges facing leisure travel companies presented by the softening economy and the impact of the tragic events of September 11th, our revenues are down over prior year as leisure travel demand has softened. Despite these industry-wide challenges, we are proud of how we have been able to reduce costs, maintain occupancy and continue to position ResortQuest to realize significant growth in the future.

Consolidated

     The following table sets forth the condensed consolidated results of operations for the three months ended March 31, 2001 and 2002.

	Three Months Ended March 31,

(in thousands)	2001		2002

Revenues	$53,349	100.0%	$49,016	100.0%
Direct operating expenses	20,911	39.2	20,142	41.1
General and administrative expenses	13,762	25.8	13,336	27.2
Other expenses from managed entities	7,907	14.8	8,503	17.3

Operating income before depreciation and goodwill amortization	10,769	20.2	7,035	14.4
Depreciation	1,169	2.2	1,430	2.9
Goodwill amortization	1,347	2.5	—	—

Operating income	8,253	15.5	5,605	11.5
Interest and other expense, net	786	1.5	1,466	3.0
Provision for income taxes	3,136	5.9	1,552	3.2

Income before the cumulative effect of a change in accounting principle	$4,331	8.1%	$2,587	5.3%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001 – Consolidated

     Revenues. Revenues decreased $4.3 million, or 8%, from $53.3 million in 2001 to $49.0 million in 2002. Excluding other revenue from managed entities, revenues decreased $4.9 million, or 11%, from $45.4 million in 2001 to $40.5 million in 2002 primarily due to a 9.9% decrease in gross lodging revenues driven by a 3.4 point decrease in occupancy and a 2.7% decrease in average daily rate (“ADR”) partially offset by acquisitions. Excluding the impact of our acquisitions, revenues decreased $5.5 million, or 12%, due to a 15% decrease in net real estate sales and other revenue and an 11.4% decrease in same-store gross lodging revenues driven by a 3.1 point decrease in same-store occupancy, a 2.7% decrease in same-store ADR and a 1.1% decrease in same-store units under management, primarily due to the general decline in leisure travel following the events of September 11, 2001.

     Direct Operating Expenses. Direct operating expenses decreased $769,000, or 4%, from $20.9 million in 2001 to $20.1 million in 2002, primarily due to increased operating efficiencies. Excluding the impact of our acquisitions, direct operating expenses decreased $1.3 million, or 7%, due to cost reduction initiatives. As a percentage of revenues, direct operating expenses increased 1.9 points primarily due to acquisitions and the decrease in same-store revenues.

     General and Administrative Expenses. General and administrative expenses decreased $426,000, or 3%, from $13.8 million in 2001 to $13.3 million in 2002, primarily due to cost reduction initiatives partially offset by our acquisitions and $500,000 in unusual expenses and other charges (see Note 4). Excluding the impact of these acquisitions and these unusual items, general and administrative expenses decreased $1.7 million, or 13%, due to cost reduction initiatives. As a percentage of revenues and excluding the unusual items, general and administrative expenses increased 1.4 points due to the decrease in same-store revenues.

     Other expenses from managed entities. Other expenses from managed entities increased $596,000, from $7.9 million in 2001 to $8.5 million in 2002, due to an increase in payroll for managed entities. These expenses are reimbursed at our cost by our entities under our management (see Note 2). The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities increased 2.5 points due to acquisitions and the decrease in same-store revenues.

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

     Interest and other expense, net. Interest expense, net of interest income, increased $680,000, or 87%, from $786,000 in 2001 to $1.5 million in 2002, primarily due to increased debt levels and an increased weighted average borrowing rate. As a percentage of revenues, interest increased 1.5 points due to the increase in borrowing costs and a decrease in same-store revenues.

     Provision for income taxes. Provision for income taxes decreased $1.6 million, or 51%, from $3.1 million in 2001 to $1.5 million in 2002, primarily due to a decline in taxable income.

Beach

     The following table sets forth the condensed consolidated results of operations for the three months ended March 31, 2001 and 2002 for our Beach operations in Gulf Shores, Alabama; Bethany Beach, Delaware; Anna Maria Island, Beaches of South Walton, Bonita Springs, Bradenton, Captiva Island, Destin, Fort Myers, Fort Myers Beach, Fort Walton Beach, Lido Key, Longboat Key, Marco Island, Naples, Navarre Beach, New Port Richey, Okaloosa Island, Orlando, Panama City, Pensacola, Perdido Key, Sanibel Island, Sarasota, Siesta Key, Vanderbilt Beach and Venice, Florida; St. Simons Island, Georgia; Nantucket, Massachusetts; Outer Banks, North Carolina; Lake Erie Islands, Ohio; and Hilton Head Island, South Carolina.

	Three Months Ended March 31,

(dollars in thousands)	2001		2002

Revenues	$17,594	100.0%	$16.500	100.0%
Direct operating expenses	10,091	57.3	10,142	61.5
General and administrative expenses	5,402	30.7	4,902	29.7
Other expenses from managed entities	908	5.2	1,091	6.6

Operating income before depreciation and goodwill amortization	1,193	6.8	365	2.2
Depreciation	344	2.0	444	2.7
Goodwill amortization	726	4.1	—	—

Operating income (loss)	$123	0.7%	$(79)	n/m

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001 — Beach

     Revenues. Revenues decreased $1.1 million, or 6%, from $17.6 million in 2001 to $16.5 million in 2002, Excluding other revenue from managed entities, revenues decreased $1.3 million, or 8%, from $16.7 million in 2001 to $15.4 million in 2002, primarily due to an 8.4% decrease in gross lodging revenues driven by a 3.2 point decrease in occupancy partially offset by our Beach acquisitions. Excluding the impact of these acquisitions, revenues decreased $1.5 million, or 9%, primarily due to a 10.9% decrease in same-store gross lodging revenues driven by a 3.0 point decrease in same-store occupancy and a 4.2% decrease in same-store units under management, primarily due to the general decline in leisure travel following the events of September 11, 2001.

     Direct Operating Expenses. Direct operating expenses remained relatively flat in 2002 when compared to 2001. Excluding the impact of our Beach acquisitions, direct operating expenses decreased $376,000, or 4%, due to cost reduction initiatives. As a percentage of revenues, direct operating expenses increased 4.2 points due primarily to our Beach acquisitions and the decrease in same-store revenues.

     General and Administrative Expenses. General and administrative expenses decreased $500,000, or 9%, from $5.4 million in 2001 to $4.9 million in 2002, primarily due to cost reduction initiatives partially offset by our Beach acquisitions. Excluding the impact of these acquisitions, general and administrative expenses decreased $628,000, or 13%, primarily due to cost reduction initiatives. As a percentage of revenues, general and administrative expenses decreased 1.0 point due to cost reduction initiatives.

     Other expenses from managed entities. Other expenses from managed entities increased $183,000, or 20%, from $908,000 in 2001 to $1.1 million in 2002, due to an increase in payroll for managed entities. These expenses are reimbursed at our cost by our entities under our management (see Note 2). The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities increased 1.4 points due to acquisitions and the decrease in same-store revenues.

     Depreciation. Depreciation increased $100,000, or 29%, from $344,000 in 2001 to $444,000 in 2002, primarily due to the opening of our national call center in December 2001 in Florida and other capital investments. As a percentage of revenues, depreciation increased 0.7 points due to these items.

     Goodwill Amortization. Upon the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer being amortized as of January 1, 2002 (see Note 2).

Hawaiian Islands

     The following table sets forth the condensed consolidated results of operations for the three months ended March 31, 2001 and 2002 for our Hawaiian operations on the islands of Hawaii, Kauai, Maui and Oahu.

	Three Months Ended March 31,

(dollars in thousands)	2001		2002

Revenues	$14,937	100.0%	$13,466	100.0%
Direct operating expenses	2,270	15.2	1,732	12.9
General and administrative expenses	1,820	12.2	2,109	15.6
Other expenses from managed entities	6,718	45.0	7,138	53.0

Operating income before depreciation and goodwill amortization	4,129	27.6	2,487	18.5
Depreciation	124	0.8	119	0.9
Goodwill amortization	18	0.1	—	—

Operating income	$3,987	26.7%	$2,368	17.6%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001 — Hawaii

     Revenues. Revenues decreased $1.5 million, or 10%, from $14.9 million in 2001 to $13.5 million in 2002. Excluding other revenue from managed entities, revenues decreased $1.9 million, or 23%, from $8.2 million in 2001 to $6.3 million in 2002, primarily due to a 16% decrease in gross lodging revenues driven by a 4.2 point decrease in occupancy and a 9.2% decrease in ADR, primarily due to the general decline in leisure travel following the events of September 11, 2001.

     Direct Operating Expenses. Direct operating expenses decreased $538,000, or 24%, from $2.3 million in 2001 to $1.7 million in 2002, due to cost reduction initiatives. As a percentage of revenues, direct operating expenses decreased 2.3 points due to the cost reduction initiatives.

     General and Administrative Expenses. General and administrative expenses increased $289,000, or 16%, from $1.8 million in 2001 to $2.1 million in 2002, primarily due to increased labor costs. As a percentage of revenues, general and administrative expenses increased 3.4 points due primarily to the decrease in revenues.

     Other expenses from managed entities. Other expenses from managed entities increased $420,000, or 6%, from $6.7 million in 2001 to $7.1 million in 2002, due to an increase in payroll for managed entities. These expenses are reimbursed at our cost by our entities under our management (see Note 2). The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities increased 8.0 points due to acquisitions and the decrease in same-store revenues.

     Depreciation. Depreciation remained relatively flat in 2002 as compared to 2001. As a percentage of revenues, depreciation increased 0.1 points due to the decrease in revenues.

     Goodwill Amortization. Upon the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer being amortized as of January 1, 2002 (see Note 2).

Mountain

     The following table sets forth the condensed consolidated results of operations for the three months ended March 31, 2001 and 2002 for our Mountain operations in Whistler, British Columbia; Aspen, Breckenridge, Crested Butte, Dillon, Keystone, Snowmass Village, Steamboat Springs and Telluride, Colorado; Sun Valley, Idaho; Big Sky, Montana; Mt. Bachelor and Sunriver, Oregon; Gatlinburg and Pigeon Forge, Tennessee; and The Canyons, Deer Valley and Park City, Utah.

	Three Months Ended March 31,

(dollars in thousands)	2001		2002

Revenues	$18,323	100.0%	$16,957	100.0%
Direct operating expenses	7,563	41.3	7,342	43.3
General and administrative expenses	2,581	14.1	2,051	12.1
Other expenses from managed entities	281	1.5	274	1.6

Operating income before depreciation and goodwill amortization	7,898	43.1	7,290	43.0
Depreciation	293	1.6	261	1.5
Goodwill amortization	294	1.6	—	—

Operating income	$7,311	39.9%	$7,029	41.5%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001 — Mountain

     Revenues. Revenues decreased $1.4 million, or 8%, from $18.3 million in 2001 to $17.0 million in 2002. Excluding other revenue from managed entities, revenues decreased $1.3 million, or 8%, from $18.0 million in 2001 to $16.7 million in 2002, primarily due to a 2.3% decrease in gross lodging revenues driven by a 2.7 point decrease in occupancy and a 1.3% decrease in ADR partially offset by our Mountain acquisitions. Excluding the impact of our Mountain acquisitions, revenues decreased $1.7 million, or 10%, primarily due to a 4.6% decrease in same-store gross lodging revenues driven by a 1.6 point decrease in same-store occupancy, primarily due to the general decline in leisure travel following the events of September 11, 2001.

     Direct Operating Expenses. Direct operating expenses decreased $221,000, or 3%, from $7.6 million in 2001 to $7.3 million in 2002, primarily due to cost reduction initiatives partially offset by our Mountain acquisitions. Excluding the impact of these acquisitions, direct operating expenses decreased $342,000, or 5%, due to cost reduction initiatives. As a percentage of revenues, direct operating expenses increased 2.0 points, primarily due to the decrease in revenues.

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

     Other expenses from managed entities. Other expenses from managed entities decreased $7,000, from $281,000 in 2001 to $274,000 in 2002, due to a decrease in payroll for managed entities. These expenses are reimbursed at our cost by our entities under our management (see Note 2). The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities increased 0.1 points due to acquisitions and the decrease in same-store revenues.

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

Desert

     The following table sets forth the condensed consolidated results of operations for the three months ended March 31, 2001 and 2002 for our Desert operations in Phoenix, Scottsdale and Tucson, Arizona; and Palm Desert and Palm Springs, California.

	Three Months Ended March 31,

(dollars in thousands)	2001		2002

Revenues	$1,710	100.0%	$1,340	100.0%
Direct operating expenses	507	29.6	473	35.3
General and administrative expenses	202	11.8	219	16.3
Other expenses from managed properties	—	—	—	—

Operating income before depreciation and goodwill amortization	1,001	58.6	648	48.4
Depreciation	26	1.5	16	1.2
Goodwill amortization	54	3.2	—	—

Operating income	$921	53.9%	$632	47.2%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001 — Desert

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

     Other expenses from managed entities. These operations do not have any arrangements with managed entities to receive reimbursement for any payroll related costs.

     Depreciation. Depreciation decreased $10,000, or 38%, from $26,000 in 2001 to $16,000 in 2002, primarily due to certain in-service assets being fully depreciated. As a percentage of revenues, depreciation decreased 0.3 points due to the decrease in revenues.

     Goodwill Amortization. Upon the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer being amortized as of January 1, 2002. The goodwill balances related to our Desert operations were considered impaired upon the January 1, 2002 adoption of this standard. As a result, we recorded a non-cash $8.1 million write-down of goodwill, partially off-set by a $1.9 million income tax benefit (see Note 2).

Other

     The following table sets forth the condensed consolidated results of operations for the three months ended March 31, 2001 and 2002 for our Other operations comprised of ResortQuest Technologies and corporate.

	Three Months Ended March 31,

(dollars in thousands)	2001		2002

Revenues	$785	100.0%	$753	100.0%
Direct operating expenses	480	61.1	453	60.2
General and administrative expenses	3,757	n/m	4,055	n/m
Other expenses from managed entities	—	—	—	—

Operating loss before depreciation and goodwill amortization	(3,452)	n/m	(3,755)	n/m
Depreciation	382	48.7	590	78.4
Goodwill amortization	255	32.5	—	—

Operating loss	$(4,089)	n/m	$(4,345)	n/m

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001 — Other

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

     General and Administrative Expenses. General and administrative expenses increased $298,000, or 8%, from $3.8 million in 2001 to $4.1 million in 2002, primarily due to $500,000 in unusual expenses and other charges (see Note 4), partially offset by cost reduction initiatives.

     Other expenses from managed entities. These operations do not have any arrangements with managed entities to receive reimbursement for any payroll related costs.

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

     We generated $7.5 million of cash in operating activities for the three months ended March 31, 2002 primarily due to increases in deferred revenue and property owner payables. Cash used in investing activities was approximately $4.3 million for the three months ended March 31, 2002, due to $1.3 million in net acquisition related payments and $3.0 million in software development, software implementation and purchases of property and equipment. The majority of these costs represent our continued investment in the new release of our First Resort Software product scheduled for launch in July 2002. For the three months ended March 31, 2001, cash used in financing activities totaled $301,000 related to debt and capital lease payments.

     At March 31, 2002, we had approximately $27.6 million in cash, of which $24.4 million represents cash held in escrow. The cash held in escrow is released at varying times in accordance with state regulations, generally based upon the guest stay or, in the case of real estate sales deposits, when the property is sold. At March 31, 2002, we had a working capital deficit of $29.6 million and up to

$11.3 million remaining, subject to certain restrictions, available under our Credit Facility. We anticipate that our cash flows from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures over the next year.

Long-Term Borrowings

     As of March 31, 2002, our long-term debt, including current maturities, was comprised of $50.0 million in 9.31% Senior Notes due June 2004, $28.5 million in borrowings under our Credit Facility that expires in January 2004 and $215,000 in capital lease obligations and other borrowings assumed in connection with certain acquisitions that have varying maturities through 2004.

Registration and Equity Offerings

     We have registered 8.0 million shares of common stock through various shelf registration statement filings. As of March 31, 2002, we had issued 3,289,487 shares under these shelf registration statements in connection with acquisitions, with the remaining 4,710,513 shares available for future acquisitions.

Acquisition Strategy

     Although our strategy for the next few quarters is to focus on internal growth, we intend to continue to pursue, subject to our amended debt agreements, selected acquisition opportunities in strategic and existing markets. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into our operations without substantial costs, delays or other operational or financial problems. Increased competition for acquisition candidates may develop, in which event there may be fewer acquisition opportunities available to us, as well as higher acquisition prices. Furthermore, acquisitions involve a number of risks, including the failure of acquired companies to achieve anticipated results, diversion of management’s attention, failure to retain key personnel, risks associated with unanticipated events or liabilities and amortization of acquired intangible assets. Some or all of these could have a material adverse effect on our business, financial condition and results of operations.

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

     We are involved with various legal actions arising in the course of our business. Legal reserves are established for actions where the outcomes of the cases are probable and monetary damages are reasonably estimable as determined by in-house and external legal counsel. We do not believe that any of the remaining actions will have a material adverse effect on our business, financial condition or results of operations.

     Revenues are primarily derived through property management fees, service fees and real estate commissions. Property management fees are recognized ratably over the guest stay. Service fees are recognized as services are provided. Real estate commissions are recognized for real estate brokerage commissions at time of closing.

New Accounting Pronouncements

     During the quarter ended March 31, 2002, we changed our method of accounting for reimbursable costs to conform to the Financial Accounting Standards Board’s Emerging Issues Task Force Consensus No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF No. 01-14”), issued earlier this year and effective for us on January 1, 2002. As a result, reimbursements received are recorded as revenue and the costs incurred on behalf of managed associations and properties are recorded as expenses. These costs, which relate primarily to payroll costs at managed properties and associations where we are the employer, are reflected in other revenue and expenses from managed entities in the condensed consolidated statements of income. Revenue and expenses for the prior periods have been reclassified to conform with the current year presentation. Since the reimbursements are made based upon the costs incurred with no added margin, the expenses and related revenue are identical, and thus the adoption of EITF No. 01-14 did not have any effect on our operating income, total or per share net income, cash flows or financial position.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”. Statement No. 141 eliminates the poolings-of-interests method of accounting for business combinations and requires all transactions initiated after June 30, 2001, to be accounted for using the purchase method. Under Statement No. 142, goodwill related to our future acquisitions is not subject to amortization, and goodwill related to our historical acquisitions is no longer amortized as of January 1, 2002. Goodwill is subject to reviews for impairment annually and upon the occurrence of certain events, and if impaired, a write-down will be recorded. Upon our adoption of Statement No. 142, each of our geographical resort regions with assigned goodwill was valued as a reporting unit. If the fair value of the reporting unit was greater than the book value, including assigned goodwill, no further testing was required. However, if the book value, including goodwill, was greater than the fair value of the reporting unit, the assets and liabilities of the reporting unit needed to be valued. The difference between the fair value of the reporting unit and the fair value of the assets is the implied fair value of goodwill. To the extent that the implied fair value of goodwill was less than the book value of goodwill, an impairment charge was recognized as a cumulative effect of a change in accounting principle. Based on this test, we recorded a non-cash $8.1 million write-down of our goodwill related to our Desert resort operations, partially off-set by a $1.9 million income tax benefit. The Desert resort operations are expected to continue to experience declining cash flows as a result of the economics of the Desert markets. See Note 2 for the table presenting the adjusted net income and earnings per share excluding goodwill amortization.

     We have completed the process of evaluating the impact of Statement No. 143, “Accounting for Asset Retirement Obligations”, and we do not expect this statement to have a material impact on our financial position or results of operations upon its adoption in 2003. Effective January 1, 2002, we adopted Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”; the adoption of this statement did not have a material impact on our financial position or results of operations. During the quarter ended June 30, 2002, the Statement No. 145, “Rescission of Statements No. 4, 44, and 64, Amendment of Statement No. 13, and Technical Corrections,” was issued and has been adopted. This adoption had no material impact to our financial position or results of operations. Also during the quarter ended June 30, 2002, Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued and is effective for activities initiated after December 31, 2002. The Company has yet to evaluate the impact of this statement and is therefore unable to disclose the impact that adopting Statement No. 146 will have on its financial position and results of operations when such statement is adopted.

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

ResortQuest International, Inc.
Performance Statistics
Total System (2)
March 31, 2002

	Three Months Ended

	March 31,	March 31,
	2001	2002	VAR

Beach
Lodging Revenues(1)	$37,518	$34,359	(8.4)%
Occupancy	59.4%	56.2%	(3.2	)pts
ADR	$92.47	$92.66	0.2%
RevPAU	$54.89	$52.04	(5.2)%
Total Units	9,198	9,276	0.8%
Hawaii
Lodging Revenues(1)	$44,188	$37,123	(16.0)%
Occupancy	82.4%	78.2%	(4.2	)pts
ADR	$122.20	$110.90	(9.2)%
RevPAU	$100.73	$86.70	(13.9)%
Total Units	5,331	5,537	3.9%
Mountain
Lodging Revenues(1)	$33,352	$32,584	(2.3)%
Occupancy	56.1%	53.4%	(2.7	)pts
ADR	$239.98	$236.91	(1.3)%
RevPAU	$134.52	$126.55	(5.9)%
Total Units	3,125	3,331	6.6%
Desert
Lodging Revenues(1)	$4,513	$3,613	(19.9)%
Occupancy	66.2%	64.5%	(1.7	)pts
ADR	$140.63	$142.74	1.5%
RevPAU	$93.06	$92.02	(1.1)%
Total Units	590	506	(14.2)%
Total
Lodging Revenues(1)	$119,571	$107,679	(9.9)%
Occupancy	66.1%	62.7%	(3.4	)pts
ADR	$127.42	$124.00	(2.7)%
RevPAU	$84.29	$77.74	(7.8)%
Total Units	18,244	18,650	2.2%

(1)	Lodging revenues are in thousands and represent the total rental charged to property rental customers. Our revenue represents from 3% to over 40% of the lodging revenues based on the services provided to us.

(2)	Total system statistics include all exclusive managed contracts from the period under management through March 31, 2001 and March 31, 2002. Excluded from these statistics are non-exclusive management contracts which approximated 1,400 units as of March 31, 2001 and 1,440 as of March 31, 2002. Also excluded from these statistics are owner use nights and renovation nights which were approximately 13.9% of gross available nights in the three months ended March 31, 2001, and 15.6% of gross available nights in the three months ended March 31, 2002.

ResortQuest International, Inc.
Performance Statistics
Same-Store (2)
March 31, 2002

	Three Months Ended

	March 31,	March 31,
	2001	2002	VAR

Beach
Lodging Revenues(1)	$37,333	$33,262	(10.9)%
Occupancy	63.4%	60.4%	(3.0	)pts
ADR	$92.47	$92.11	(0.4)%
RevPAU	$58.63	$55.63	(5.1)%
Total Units	8,441	8,090	(4.2)%
Hawaii
Lodging Revenues(1)	$44,188	$37,123	(16.0)%
Occupancy	82.4%	78.2%	(4.2	)pts
ADR	$122.20	$110.90	(9.2)%
RevPAU	$100.73	$86.70	(13.9)%
Total Units	5,331	5,537	3.9%
Mountain
Lodging Revenues(1)	$33,352	$31,809	(4.6)%
Occupancy	56.1%	54.5%	(1.6	)pts
ADR	$239.98	$241.26	0.5%
RevPAU	$134.52	$131.42	(2.3)%
Total Units	3,125	3,159	1.1%
Desert
Lodging Revenues(1)	$4,513	$3,613	(19.9)%
Occupancy	66.2%	64.5%	(1.7	)pts
ADR	$140.63	$142.74	1.5%
RevPAU	$93.06	$92.02	(1.1)%
Total Units	590	506	(14.2)%
Total
Lodging Revenues(1)	$119,386	$105,807	(11.4)%
Occupancy	68.3%	65.2%	(3.1	)pts
ADR	$127.49	$124.04	(2.7)%
RevPAU	$87.02	$80.93	(7.0)%
Total Units	17,487	17,292	(1.1)%

(1)	Lodging revenues are in thousands and represent the total rental charged to property rental customers. Our revenue represents from 3% to over 40% of the lodging revenues based on the services provided to us.

(2)	For better comparability, the above statistics exclude all non-exclusive management contracts as well as all properties that were not acquired by ResortQuest prior to first quarter 2001, which approximated 2,800 units as of March 31, 2002. Also excluded from these statistics are owner use nights and renovation nights which were approximately 13.0% of gross available nights in the three months ended March 31, 2001 and 14.1% of gross available nights in the three months ended March 31, 2002.

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

     99.1 — Certification of Principal Executive Officer

     99.2 — Certification of Principal Financial Officer

(b)	Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended March 31, 2002.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.

RESORTQUEST INTERNATIONAL, INC.

August 19, 2002	By:	/s/ J. Mitchell Collins

J. Mitchell Collins Senior Vice President and Chief Financial Officer (Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer)