Form 10-Q
period 2002-06-30
RESORTQUEST INTERNATIONAL INC
filed 2002-08-19
CIK 1057507

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2002.

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

Yes ☒  No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of June 30, 2002.

Common Stock 19,251,749 shares

PART I — FINANCIAL INFORMATION

Company or group of companies for which report is filed:
     RESORTQUEST INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	Dec 31,	June 30,
	2001	2002

ASSETS
Current assets
Cash and cash equivalents	$213	$3,083
Cash held in escrow	22,648	36,919
Trade and other receivables, net	10,541	9,314
Deferred income taxes	1,430	1,647
Other current assets	6,063	5,316

Total current assets	40,895	56,279

Goodwill, net	216,534	208,654
Property, equipment and software, net	39,509	41,591
Other assets	7,336	7,241

Total assets	$304,274	$313,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$322	$140
Deferred revenue and property owner payables	52,457	69,106
Accounts payable and accrued liabilities	14,298	14,782
Other current liabilities	3,069	2,500

Total current liabilities	70,146	86,528

Long-term debt, net of current maturities	78,644	74,779
Deferred income taxes	9,459	8,212
Other long-term obligations	6,111	5,745

Total liabilities	164,360	175,264

Stockholders’ equity
Common stock, $0.01 par value, 50,000,000 shares authorized, 19,243,249 and 19,251,749 shares outstanding, respectively	192	193
Additional paid-in capital	153,884	153,933
Accumulated other comprehensive loss	(64)	(67)
Excess distributions	(29,500)	(29,500)
Retained earnings	15,402	13,942

Total stockholders’ equity	139,914	138,501

Total liabilities and stockholders’ equity	$304,274	$313,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESORTQUEST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2002	2001	2002

Revenues
Property management fees	$22,091	$19,929	$50,133	$45,253
Service fees	14,294	12,398	26,049	22,698
Real estate and other	7,013	7,549	12,657	12,437

	43,398	39,876	88,839	80,388
Other revenue from managed entities	7,811	8,981	15,719	17,484

Total revenues	51,209	48,857	104,558	97,872
Operating expenses
Direct operating	21,494	21,082	42,404	41,224
General and administrative	12,714	12,323	26,476	25,659
Depreciation	1,310	1,533	2,479	2,963
Goodwill amortization	1,437	—	2,784	—

	36,955	34,938	74,143	69,846
Other expenses from managed entities	7,811	8,981	15,719	17,484

Total operating expenses	44,766	43,919	89,862	87,330

Operating income	6,443	4,938	14,696	10,542
Interest and other expense, net	1,238	1,364	2,023	2,830

Income before income taxes	5,205	3,574	12,673	7,712
Provision for income taxes	2,186	1,340	5,323	2,892

Income before the cumulative effect of a change in accounting principle	3,019	2,234	7,350	4,820
Cumulative effect of a change in accounting principle, net of a $1.9 million income tax benefit	—	—	—	(6,280)

Net income (loss)	$3,019	$2,234	$7,350	$(1,460)

Earnings per share
Basic
Before cumulative effect of a change in accounting principle	$0.16	$0.12	$0.38	$0.25
Cumulative effect of a change in accounting principle	—	—	—	(0.33)

Net income (loss)	$0.16	$0.12	$0.38	$(0.08)

Diluted
Before cumulative effect of a change in accounting principle	$0.16	$0.12	$0.38	$0.25
Cumulative effect of a change in accounting principle	—	—	—	(0.33)

Net income (loss)	$0.16	$0.12	$0.38	$(0.08)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESORTQUEST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands, except share amounts)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Excess	Retained		Comprehensive
	Shares	Amount	Capital	Loss	Distributions	Earnings	Total	Loss

Balance, December 31, 2001	19,243,249	$192	$153,884	$(64)	$(29,500)	$15,402	$139,914
Net loss	—	—	—	—	—	(1,460)	(1,460)	$(1,460)
Foreign currency translation loss	—	—	—	(3)	—	—	(3)	(3)
Exercise of employee stock options	8,500	1	49	—	—	—	50	—

Comprehensive loss								$(1,463)

Balance, June 30, 2002	19,251,749	$193	$153,933	$(67)	$(29,500)	$13,942	$138,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESORTQUEST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2001	2002

Cash flows from operating activities:
Net income (loss)	$7,350	$(1,460)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle (Note 2)	—	6,280
Depreciation and goodwill amortization (Note 2)	5,263	2,963
Changes in operating assets and liabilities:
Cash held in escrow	(8,306)	(14,271)
Trade and other receivables	312	1,085
Accounts payable and accrued liabilities	(1,716)	484
Deferred revenue and property owner payables	6,813	16,697
Deferred income taxes	2,943	386
Other	(377)	576

Net cash provided by operating activities	12,282	12,740

Cash flows from investing activities:
Cash portion of acquisitions, net	(22,865)	(1,412)
Purchases of property, equipment and software	(9,117)	(4,461)

Net cash used in investing activities	(31,982)	(5,873)

Cash flows from financing activities:
Credit facility borrowings	45,600	53,800
Credit facility repayments	(26,800)	(57,650)
Payments of capital lease and other obligations, net	(1,152)	(197)
Exercise of employee stock options	223	50

Net cash provided by (used in) financing activities	17,871	(3,997)

Net change in cash and cash equivalents	(1,829)	2,870
Cash and cash equivalents, beginning of period	4,283	213

Cash and cash equivalents, end of period	$2,454	$3,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESORTQUEST INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

     In these footnotes, the words “Company,” “ResortQuest,” “we,” “our” and “us” refer to ResortQuest International, Inc., a Delaware corporation, and its wholly-owned subsidiaries, unless otherwise stated or the context requires otherwise.

NOTE 1 — BASIS OF PRESENTATION

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

Acquisition Costs

     Costs incurred in the course of our evaluation of acquisition candidates and the ultimate consummation of acquisitions consist primarily of attorneys’ fees, accounting fees and other costs incurred by us in identifying and closing transactions. These costs incurred are deferred on the balance sheet as Other assets until the related transaction is either consummated or terminated. We had no deferred acquisition costs as of December 31, 2001 and June 30, 2002. Similar treatment and classification is followed in recording costs incurred by us in the course of generating additional debt or equity financing. Deferred financing costs, net of accumulated amortization, were $1.6 million and $1.2 million as of December 31, 2001 and June 30, 2002. Transaction costs and the excess of the purchase price over the fair value of identified net assets acquired represent goodwill (see Note 2). Goodwill is calculated based on a preliminary estimate that is adjusted to its final balance within one year of the close of the acquisition. Additionally, certain of our acquisitions have “earn-up” provisions that require additional consideration to be paid if certain operating results are achieved over periods of up to three years. This additional consideration is recorded as goodwill when the amount is fixed and determinable.

     During the six-month period ended June 30, 2002, we made net cash payments approximating $1.4 million for an earn-up payment related to a 2001 acquisition and other purchase accounting adjustments related to certain 2001 acquisitions. The total cost during the same period in 2001 for 2001 acquisitions and earn-up payments related to 1999 acquisitions was $24.6 million, with 6.8% of the net consideration paid in the form of common stock with an aggregate value of $1.7 million, net of retired escrow shares, and the remaining $22.9 million of consideration paid in cash.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

     During the quarter ended March 31, 2002, we changed our method of accounting for reimbursable costs to conform to the Financial Accounting Standards Board's Emerging Issues Task Force Consensus No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (“EITF No. 01-14”) issued earlier this year and effective for us on January 1, 2002. As a result, reimbursements received are recorded as revenue and the costs incurred on behalf of managed associations and properties are recorded as expenses. These costs, which relate primarily to payroll costs at managed properties and associations where we are the employer, are reflected in Other revenue and expenses from managed entities in the Condensed Consolidated Statements of Income. Revenue and expenses for the prior periods have been reclassified to conform with the current period presentation. Since the reimbursements are made based upon the costs incurred with no added margin, the expenses and related revenues are identical, and thus the adoption of EITF No. 01-14 did not have any effect on our operating income, total or per share net income, cash flows or financial position.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets”. Statement No. 141 eliminates the poolings-of-interests method of accounting for business combinations and requires all transactions initiated after June 30, 2001, to be accounted for using the purchase method. Under Statement No. 142, goodwill related to our future acquisitions is not subject to amortization, and goodwill related to our historical acquisitions is no longer amortized as of January 1, 2002. Goodwill is subject to reviews for impairment annually and upon the occurrence of certain events, and if impaired, a write-down will be recorded. Upon our adoption of Statement No. 142, each of our geographical resort regions with assigned goodwill was valued as a reporting unit. If the fair value of the reporting unit was greater than the book value, including assigned goodwill, no further testing was required. However, if the book value, including goodwill, was greater than the fair value of the reporting unit, the assets and liabilities of the reporting unit needed to be valued. The difference between the fair value of the reporting unit and the fair value of the assets is the implied fair value of goodwill. To the extent that the implied fair value of goodwill was less that the book value of goodwill, an impairment charge was recognized as a cumulative effect of a change in accounting principle. Based on this test, we recorded a non-cash $8.1 million write-down of our goodwill related to our Desert resort operations partially off-set by a $1.9 million income tax benefit. The Desert resort operations are expected to continue to experience declining cash flows as a result of the economics of the Desert markets. The following table presents adjusted net income and earnings per share excluding goodwill amortization:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

Reported income before cumulative effect of a change in accounting principle	$3,019	$2,234	$7,350	$4,820
Add back goodwill amortization	1,437	—	2,784	—

Adjusted income before cumulative effect of a change in accounting principle	4,456	2,234	10,134	4,820
Cumulative effect of a change in accounting principle	—	—	—	(6,280)

Adjusted net income (loss)	$4,456	$2,234	$10,134	$(1,460)

Earnings per share
Basic and diluted
Before cumulative effect of a change in accounting principle	$0.16	$0.12	$0.38	$0.25
Add back goodwill amortization	0.07	—	0.15	—

Adjusted income before cumulative effect of a change in accounting principle	0.23	0.12	0.53	0.25
Cumulative effect of a change in accounting principle	—	—	—	(0.33)

Adjusted net income (loss)	$0.23	$0.12	$0.53	$(0.08)

     We have completed the process of evaluating the impact of Statement No. 143, “Accounting for Asset Retirement Obligations,” and we do not expect this statement to have a material impact on our financial position or results of operations upon its adoption in 2003. Effective January 1, 2002, we adopted Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets;” the adoption of this statement did not have a material impact on our financial position or results of operations. During the quarter ended June 30, 2002, the Statement No. 145, “Rescission of Statements No. 4, 44, and 64, Amendment of Statement No. 13, and Technical Corrections,” was issued and has been adopted. This adoption had no material impact to our financial position or results of operations. Also during the quarter ended June 30, 2002, Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued and is effective for activities initiated after December 31, 2002. The Company has yet to evaluate the impact of this statement and is therefore unable to disclose the impact that adopting Statement No. 146 will have on its financial position and results of operations when such statement is adopted.

NOTE 3 — NOTE RECEIVABLE

     In connection with the initial public offering, we formalized a $4.0 million promissory note resulting from cash advances to a primary stockholder (see Note 6) of a predecessor company. On February 16, 2000, this note was restructured in order to provide for additional collateral representing real estate held by the former stockholder. This note bears interest at 1/2% below the prime rate of interest, but not less than 6% and not more than 10%. Interest payments under this note are due every January and July 1st, with the principal recorded in Other assets in the accompanying Condensed Consolidated Balance Sheets, being due in full on May 25, 2008. To date, all interest payments due under the restructured terms of the note have been received.

NOTE 4 — UNUSUAL ITEMS AND OTHER CHARGES

     During the quarter ended March 31, 2002, general and administrative expenses include approximately $500,000 of items that management considers as unusual items and other charges. These items are primarily due to professional fees resulting from employee-related matters and a study to explore financing and strategic growth alternatives.

NOTE 5 — EARNINGS PER SHARE

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

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2002	2001	2002

Basic weighted average common shares outstanding	19,141,845	19,248,218	19,092,993	19,245,814
Effect of dilutive securities — stock options	276,294	139,186	202,853	123,754

Diluted weighted average common shares outstanding	19,418,139	19,387,404	19,295,846	19,369,568

NOTE 6 — LITIGATION

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

     On May 26, 2000, ResortQuest International and Hotel Corp. bought and action in the Circuit Court for the First Circuit of Hawaii against Cendant Corporation, Aston Hotels & Resort International Inc. and Cendant Global Services B.V (“Defendants”) seeking damages for breach of contract against Cendant, and the equitable remedies or rescission and replevin. This action arose out of Mr. Andre S. Tatibouet’s purported negotiation on behalf of Hotel Corp. of the Pacific, Inc., a subsidiary of ResortQuest International, of a document styled Cooperation Agreement in March 2002.

     ResortQuest and Cendant entered into an amended Cooperation Agreement on July 15, 2002. As a result of the execution of that agreement, on July 15, 2002 ResortQuest moved to dismiss its court action against Defendants by filing a stipulation for complete dismissal with prejudice as to all claims and parties.

     We are also involved in various legal actions arising in the ordinary course of our business. We do not believe that any of the remaining actions will have a material adverse effect on our business, financial condition or results of operations.

NOTE 7 — LONG-TERM DEBT

     Included in long-term debt on the accompanying June 30, 2002 Condensed Consolidated Balance Sheet is approximately $24.8 million of borrowings under our Credit Facility. At June 30, 2002 the Company was in violation of a fixed charge coverage ratio as defined in the agreement. Compliance with such covenant was waived by lenders in a limited waiver agreement dated June 28, 2002.

NOTE 8 — SEGMENT REPORTING

     We have one operating segment, property management, which is managed as one business unit. The All other segment includes ResortQuest Technologies and corporate. At December 31, 2001 and June 30, 2002, approximately 47% and 48%, respectively, of the All other segment assets represents goodwill recorded for ResortQuest Technologies and corporate. The following table presents the revenues, operating income and assets of our reportable segment:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
(in thousands)	2001	2002	2001	2002

Revenues
Property management	$50,301	$48,038	$102,865	$96,300
All other	908	819	1,693	1,572

	$51,209	$48,857	$104,558	$97,872

Operating income
Property management	$9,676	$8,575	$22,018	$18,525
All other	(3,233)	(3,637)	(7,322)	(7,983)

	$6,443	$4,938	$14,696	$10,542

	December 31,	June 30,
(in thousands)	2001	2002

Assets
Property management	$245,482	$256,339
All other	58,792	57,426

	$304,274	$313,765

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

     We market our properties through various media channels and have significant Internet distribution through ResortQuest.com, our proprietary website offering “real-time” reservations, and our inventory distribution partnerships including Expedia, AOL, Condosaver and others. We have an alliance with Online Travel Corporation, PLC., to exclusively develop the ResortQuest brand in Europe by using our technology and expertise in this industry. Under the terms of the alliance with Online Travel, we receive a royalty fee based on gross revenues related to units acquired or aggregated under this program, an exclusivity fee and other cross selling fees.

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

RESULTS OF OPERATIONS

     Our operating results are highly seasonal due to the geographical dispersion of the resort locations in which we operate. The results of operations are subject to quarterly fluctuations caused primarily by the seasonal variations in the vacation rental and property management industry, with peak seasons dependent on whether the resort is primarily a summer or winter destination. Our financial results are discussed on a consolidated basis, but due to the seasonal nature of our operations, our results are also discussed by geographic region with Other representing our corporate and ResortQuest Technologies operations. For better analysis, the six-months ended June 30, 2002 discussion includes “same-store” comparisons. Same-store comparisons exclude the impact of the two acquisitions completed since the first day of the earliest period being discussed. One of these acquisitions is located in our Mountain operations in Gatlinburg, Tennessee effective April 1, 2001, and the other in our Beach operations in the Outer Banks of North Carolina effective April 1, 2001.

     Due to the recent challenges facing leisure travel companies presented by the softening economy and the impact of the tragic events of September 11, our revenues are down over prior year as leisure travel demand has softened. In order to maintain slightly positive occupancy over prior year’s second quarter, we charged lower room rates, which resulted in lower overall revenues. Despite these industry-wide challenges, we are proud of how we have been able to reduce costs, maintain occupancy and continue to position ResortQuest to realize significant growth in the future.

Consolidated

     The following table sets forth the condensed consolidated results of operations for the three and six months ended June 30, 2001 and 2002.

	Three Months Ended June 30,				Six Months Ended June 30,

(in thousands)	2001		2002		2001		2002

Revenues	$51,209	100.0%	$48,857	100.0%	$104,558	100.0%	$97,872	100.0%
Direct operating expenses	21,494	42.0	21,082	43.2	42,404	40.6	41,224	42.1
General and administrative expenses	12,714	24.8	12,323	25.2	26,476	25.3	25,659	26.2
Other expenses from managed entities	7,811	15.3	8,981	18.4	15,719	15.0	17,484	17.9

Operating income before depreciation and goodwill amortization	9,190	17.9	6,471	13.2	19,959	19.1	13,505	13.8
Depreciation	1,310	2.6	1,533	3.1	2,479	2.4	2,963	3.0
Goodwill amortization	1,437	2.7	—	—	2,784	2.6	—	—

Operating income	6,443	12.6	4,938	10.1	14,696	14.1	10,542	10.8
Interest and other expense, net	1,238	2.4	1,364	2.8	2,023	2.0	2,830	2.9
Provision for income taxes	2,186	4.3	1,340	2.7	5,323	5.1	2,892	3.0

Income before the cumulative effect of a change in accounting principle	$3,019	5.9%	$2,234	4.6%	$7,350	7.0%	$4,820	4.9%

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001 — Consolidated

     Revenues. Revenues decreased $2.4 million, or 5%, from $51.2 million in 2001 to $48.9 million in 2002. Excluding Other revenue from managed entities, revenues decreased $3.5 million, or 8%, from $43.4 million in 2001 to $39.9 million in 2002, due to a 8.5% decrease in gross lodging revenues primarily driven by lower “Average Daily Rate” ADR and a slight decline in managed units.

     Direct operating expenses. Direct operating expenses decreased $412,000, or 1.9%, from $21.5 million in 2001 to $21.1 million in 2002, primarily due to cost reduction initiatives announced during 2001 that have been focusing on more efficient staffing. As a percentage of revenues, direct operating expenses increased 1.2 points due to the decrease in same-store revenues.

     General and administrative expenses. General and administrative expenses decreased $391,000, or 3.1%, from $12.7 million in 2001 to $12.3 million in 2002, primarily due to cost reduction initiatives announced during 2001 that have been focusing on more efficient staffing. As a percentage of revenues, general and administrative expenses increased 0.4 points due to the decrease in same-store revenues.

     Other expenses from managed entities. Other expenses from managed entities increased $1.2 million, or 15%, from $7.8 million in 2001 to $9.0 million in 2002, due to an increase in payroll for managed entities. These expenses are reimbursed at our cost by our entities under our management (see Note 2). The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities increased 3.1 points due to acquisitions and the decrease in same-store revenues.

     Depreciation. Depreciation increased $223,000, or 17%, from $1.3 million in 2001 to $1.5 million in 2002, primarily due to increased technology capital expenditures. As a percentage of revenues, depreciation increased 0.5 points due to the increase in technology capital expenditures and the decrease in same-store revenues.

     Goodwill amortization. Upon the adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer being amortized as of January 1, 2002 (see Note 2).

     Interest and other expense, net. Interest expense, net of interest income, increased $126,000, or 10%, from $1.2 million in 2001 to $1.4 million in 2002, primarily due to increased debt levels and an increased weighted average borrowing rate. As a percentage of revenues, interest increased 0.4 points due to the increase in borrowing costs and a decrease in same-store revenues.

     Provision for income taxes. Provision for income taxes decreased $846,000, or 39%, from $2.2 million in 2001 to $1.3 million in 2002, primarily due to a decline in taxable income.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001 — Consolidated

     Revenues. Revenues decreased $6.7 million, or 6%, from $104.6 million in 2001 to $97.9 million in 2002. Excluding Other revenue from managed entities, revenues decreased $8.5 million, or 10%, from $88.8 million in 2001 to $80.4 million in 2002, primarily due to a 9.2% decrease in gross lodging revenues primarily driven by lower ADR and a slight decline in managed units.

     Direct operating expenses. Direct operating expenses decreased $1.2 million, or 3%, from $42.4 million in 2001 to $41.2 million in 2002, primarily due to cost reduction initiatives. As a percentage of revenues, general and administrative expenses increased 1.5 points due to acquisitions and the decrease in same-store revenue.

     General and administrative expenses. General and administrative expenses decreased $817,000, or 3%, from $26.5 million in 2001 to $25.7 million in 2002, primarily due to cost reduction initiatives. As a percentage of revenues, general and administrative expenses increased 0.9 points due to the decrease in same-store revenues.

     Other expenses from managed entities. Other expenses from managed entities increased $1.8 million, or 11%, from $15.7 million in 2001 to $17.5 million in 2002, due to an increase in payroll for managed entities. These expenses are reimbursed at our cost by our entities under our management (see Note 2). The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities increased 2.9 points due to acquisitions and the decrease in same-store revenues.

     Depreciation. Depreciation increased $484,000, or 20%, from $2.5 million in 2001 to $3.0 million in 2002, primarily due to increased technology capital expenditures. As a percentage of revenues, depreciation increased 0.6 points due to the increase in technology capital expenditures.

     Goodwill Amortization. Upon the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” goodwill is no longer being amortized as of January 1, 2002 (see Note 2).

     Interest and other expense, net. Interest expense, net of interest income, increased $807,000, or 40%, from $2.0 million in 2001 to $2.8 million in 2002, primarily due to increased debt levels and an increased weighted average borrowing rate. As a percentage of revenues, interest increased 0.9 points due to the increase in borrowing costs and a decrease in same-store revenues.

     Provision for income taxes. Provision for income taxes decreased $2.4 million, or 46%, from $5.3 million in 2001 to $2.9 million in 2002, primarily due to a decline in taxable income.

Beach

     The following table sets forth the condensed consolidated results of operations for the three and six months ended June 30, 2001 and 2002 for our Beach operations in Gulf Shores, Alabama; Bethany Beach, Delaware; Anna Maria Island, Beaches of South Walton, Bonita Springs, Bradenton, Captiva Island, Destin, Fort Myers, Fort Myers Beach, Fort Walton Beach, Lido Key, Longboat Key, Marco Island, Naples, Navarre Beach, New Port Richey, Okaloosa Island, Orlando, Panama City, Pensacola, Perdido Key, Sanibel Island, Sarasota, Siesta Key, Vanderbilt Beach and Venice, Florida; St. Simons Island, Georgia; Nantucket, Massachusetts; Outer Banks, North Carolina; Lake Erie Islands, Ohio; and Hilton Head Island, South Carolina.

	Three Months Ended June 30,				Six Months Ended June 30,

(dollars in thousands)	2001		2002		2001		2002

Revenues	$31,779	100.0%	$30,027	100.0%	$49,373	100.0%	$46,527	100.0%
Direct operating expenses	13,133	41.4	13,355	44.5	23,224	47.0	23,497	50.5
General and administrative expenses	5,657	17.8	4,818	16.0	11,059	22.4	9,720	20.9
Other expenses from managed entities	1,249	3.9	1,655	5.5	2,157	4.4	2,746	5.9

Operating income before depreciation and goodwill amortization	11,740	36.9	10,199	34.0	12,933	26.2	10,564	22.7
Depreciation	405	1.3	515	1.7	749	1.5	959	2.1
Goodwill amortization	816	2.5	—	—	1,542	3.1	—	—

Operating income	$10,519	33.1%	$9,684	32.3%	$10,642	21.6%	$9,605	20.6%

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001 — Beach

     Revenues. Revenues decreased $1.8 million, or 6%, from $31.8 million in 2001 to $30.0 million in 2002. Excluding Other revenue from managed entities, revenues decreased $2.2 million, or 7%, from $30.5 million in 2001 to $28.4 million in 2002, primarily due to a 9.2% decrease in gross lodging revenues primarily driven by lower ADR and a slight decline in managed units.

     Direct operating expenses. Direct operating expenses increased $222,000, or 2%, from $13.1 million in 2001 to $13.4 million in 2002, primarily due to a 0.9 point increase in occupancy. As a percentage of revenues, direct operating expenses increased 3.1 points due to the decrease in same-store revenues.

     General and administrative expenses. General and administrative expenses decreased $839,000, or 15%, from $5.7 million in 2001 to $4.8 million in 2002, primarily due to cost reduction initiatives. As a percentage of revenues, general and administrative expenses decreased 1.8 points due to cost reduction initiatives.

     Other expenses from managed entities. Other expenses from managed entities increased $406,000, or 33%, from $1.2 million in 2001 to $1.7 million in 2002, due to an increase in payroll for managed entities. These expenses are reimbursed at our cost by our entities under our management (see Note 2). The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities increased 1.6 points due to the decrease in same-store revenues.

     Depreciation. Depreciation increased $110,000, or 27%, from $405,000 in 2001 to $515,000 in 2002, primarily due to the increase in technology capital expenditures for our Beach operations. As a percentage of revenues, depreciation increased 0.4 points due to the increase in technology capital expenditures and the decrease in same-store revenues.

     Goodwill Amortization. Upon the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” goodwill is no longer being amortized as of January 1, 2002 (see Note 2).

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001 — Beach

     Revenues. Revenues decreased $2.8 million, or 6%, from $49.3 million in 2001 to $46.5 million in 2002. Excluding Other revenue from managed entities, revenues decreased $3.4 million, or 7%, from $47.2 million in 2001 to $43.8 million in 2002, primarily due to an 8.9 percent decrease in gross lodging revenues primarily driven by lower ADR and a slight decline in managed units.

     Direct operating expenses. Direct operating expenses increased $273,000, or 1%, from $23.2 million in 2001 to $23.5 million in 2002, primarily due to our Beach acquisitions. As a percentage of revenues, direct operating expenses increased 3.5 points due to the decrease in same-store revenues.

     General and administrative expenses. General and administrative expenses decreased $1.3 million, or 12%, from $11.1 million in 2001 to $9.7 million in 2002, primarily due to cost reduction initiatives. As a percentage of revenues, general and administrative expenses decreased 1.5 points due to the cost reduction initiatives.

     Other expenses from managed entities. Other expenses from managed entities increased $589,000, or 27%, from $2.2 million in 2001 to $2.7 million in 2002, due to an increase in payroll for managed entities. These expenses are reimbursed at our cost by entities under our management (see Note 2). The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities increased 1.5 points due to the decrease in same-store revenues.

     Depreciation. Depreciation increased $210,000, or 28%, from $749,000 in 2001 to $959,000 in 2002, primarily due to the increase in technology capital expenditures. As a percentage of revenues, direct operating expenses increased 0.6 points due to the increase in technology capital expenditures.

     Goodwill amortization. Upon the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” goodwill is no longer being amortized as of January 1, 2002 (see Note 2).

Hawaii

     The following table sets forth the condensed consolidated results of operations for the three and six months ended June 30, 2001 and 2002 for our Hawaiian operations on the islands of Hawaii, Kauai, Maui and Oahu.

	Three Months Ended June 30,				Six Months Ended June 30,

(dollars in thousands)	2001		2002		2001		2002

Revenues	$12,377	100.0%	$12,361	100.0%	$27,314	100.0%	$25,826	100.0%
Direct operating expenses	2,270	18.3	1,844	14.9	4,539	16.6	3,576	13.8
General and administrative expenses	1,719	13.9	2,092	16.9	3,539	13.0	4,200	16.3
Other expenses from managed entities	6,404	51.8	7,193	58.2	13,123	48.0	14,331	55.5

Operating income before depreciation and goodwill amortization	1,984	16.0	1,232	10.0	6,113	22.4	3,719	14.4
Depreciation	126	1.0	117	1.0	250	0.9	236	0.9
Goodwill amortization	18	0.1	—	—	36	0.2	—	—

Operating income	$1,840	14.9%	$1,115	9.0%	$5,827	21.3%	$3,483	13.5%

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001 — Hawaii

     Revenues. Revenues decreased $18,000, or 0.1%, from $12.4 million in 2001 to $12.4 million in 2002. Excluding Other revenue from managed entities, revenues decreased $806,000, or 13%, from $6.0 million in 2001 to $5.2 million in 2002, primarily due to a 5.8% decrease in gross lodging revenues primarily driven by lower ADR and a slight decline in managed units.

     Direct operating expenses. Direct operating expenses decreased $386,000, or 17%, from $2.3 million in 2001 to $1.9 million in 2002, primarily due to a 2.1 point decrease in occupancy and cost reduction initiatives. As a percentage of revenues, direct operating expenses decreased 3.4 points due to the increase in direct operating expenses while revenues remained flat.

     General and administrative expenses. General and administrative expenses increased $373,000, or 22%, from $1.7 million in 2001 to $2.1 million in 2002, primarily due to an increase in professional fees. As a percentage of revenues, general and administrative expenses increased 3.0 points due to the increase in general and administrative expenses while revenues remained flat.

     Other expenses from managed entities. Other expenses from managed entities increased $788,000, or 12%, from $6.4 million in 2001 to $7.2 million in 2002, due to an increase in payroll for managed entities. These expenses are reimbursed at our cost by entities under our management (see Note 2). The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities increased 6.4 points due to the increase in other expenses from managed entities and the decrease in same-store revenues.

     Depreciation. Depreciation decreased $9,000, or 7%, from $126,000 in 2001 to $117,000 in 2002, primarily due to certain in-service assets being fully depreciated. As a percentage of revenues, depreciation remained relatively flat.

     Goodwill amortization. Upon the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” goodwill is no longer being amortized as of January 1, 2002 (see Note 2).

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001 — Hawaii

     Revenues. Revenues decreased $1.5 million, or 5%, from $27.3 million in 2001 to $25.8 million in 2002. Excluding Other revenue from managed entities, revenues decreased $2.7 million, or 19%, from $14.2 million in 2001 to $11.5 million in 2002, primarily due to an 11.5% decrease in lodging revenues driven by a 10.0% decrease in ADR and a 4.0% decrease in units under management.

     Direct operating expenses. Direct operating expenses decreased $963,000, or 21%, from $4.5 million in 2001 to $3.6 million in 2002, primarily due to a 3.4 point decrease in occupancy and cost reduction initiatives. As a percentage of revenues, direct operating expenses decreased 2.8 points, primarily due to the decrease in occupancy and cost reduction initiatives.

     General and administrative expenses. General and administrative expenses increased $662,000, or 19%, from $3.5 million in 2001 to $4.2 million in 2002, primarily due to a 3.4 point decrease in occupancy and cost reduction initiatives. As a percentage of revenues, general and administrative expenses increased 3.3 points due to the increase in general and administrative expenses and the decrease in same-store revenues.

     Other expenses from managed entities. Other expenses from managed entities increased $1.2 million, or 9%, from $13.1 million in 2001 to $14.3 million in 2002, due to an increase in payroll for managed entities. These expenses are reimbursed at our cost by entities under our management (see Note 2). The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities increased 7.5 points due to the increase in other expenses from managed entities and the decrease in same-store revenues.

     Depreciation. Depreciation decreased $14,000, or 6%, from $250,000 in 2001 to $236,000 in 2002, primarily due to certain in-service assets being fully depreciated. As a percentage of revenues, depreciation remained relatively flat.

     Goodwill amortization. Upon the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” goodwill is no longer being amortized as of January 1, 2002 (see Note 2).

Mountain

     The following table sets forth the condensed consolidated results of operations for the three and six months ended June 30, 2001 and 2002 for our Mountain operations in Whistler, British Columbia; Aspen, Breckenridge, Crested Butte, Dillon, Keystone, Snowmass Village, Steamboat Springs and Telluride, Colorado; Sun Valley, Idaho; Big Sky, Montana; Mt. Bachelor and Sunriver, Oregon; Gatlinburg and Pigeon Forge, Tennessee; and The Canyons, Deer Valley and Park City, Utah.

	Three Months Ended June 30,				Six Months Ended June 30,

(dollars in thousands)	2001		2002		2001		2002

Revenues	$5,442	100.0%	$5,100	100.0%	$23,765	100.0%	$22,057	100.0%
Direct operating expenses	5,157	94.8	5,034	98.7	12,720	53.5	12,376	56.1
General and administrative expenses	2,215	40.7	1,788	35.1	4,796	20.2	3,839	17.4
Other expenses from managed entities	158	2.9	133	2.6	439	1.9	407	1.9

Operating (loss) income before depreciation and goodwill amortization	(2,088)	(38.4)	(1,855)	(36.4)	5,810	24.4	5,435	24.6
Depreciation	284	5.2	256	5.0	577	2.4	517	2.3
Goodwill amortization	294	5.4	—	—	588	2.5	—	—

Operating (loss) income	$(2,666)	(49.0)%	$(2,111)	(41.4)%	$4,645	19.5%	$4,918	22.3%

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001 — Mountain

     Revenues. Revenues decreased $342,000, or 6%, from $5.4 million in 2001 to $5.1 million in 2002. Excluding Other revenue from managed entities, revenues decreased $317,000, or 6%, from $5.3 million in 2001 to $5.0 million in 2002, primarily due to the 12.0% decrease in lodging revenues primarily driven by a decline in occupancy that was partially off-set by a $416,000 increase in Real estate and other revenues.

     Direct operating expenses. Direct operating expenses decreased $123,000, or 2%, from $5.2 million in 2001 to $5.0 million in 2002, primarily due to 3.4 point increase in occupancy and cost reduction initiatives. As a percentage of revenues, direct operating expenses increased 3.9 points, primarily due to the decrease in revenues.

     General and administrative expenses. General and administrative expenses decreased $427,000, or 19%, from $2.2 million in 2001 to $1.8 million in 2002, primarily due to cost reduction initiatives. As a percentage of revenues, direct general and administrative expenses increased 5.6 points, primarily due to the decrease in revenues.

     Other expenses from managed entities. Other expenses from managed entities decreased $25,000, or 16%, from $158,000 in 2001 to $133,000 in 2002, due to a decrease in payroll for managed entities. These expenses are reimbursed at our cost by entities under our management (see Note 2). The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities decreased 0.3 points due to the decrease in payroll for managed entities.

     Depreciation. Depreciation decreased $28,000, or 10%, from $284,000 in 2001 to $256,000 in 2002, primarily due to certain in-service assets being fully depreciated. As a percentage of revenues, depreciation remained relatively flat.

     Goodwill amortization. Upon the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” goodwill is no longer being amortized as of January 1, 2002 (see Note 2).

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001 — Mountain

     Revenues. Revenues decreased $1.7 million, or 7%, from $23.8 million in 2001 to $22.1 million in 2002. Excluding Other revenue from managed entities, revenues decreased $1.7 million, or 7%, from $23.3 million in 2001 to $21.7 million in 2002, primarily due to the 5.7% decrease in same-store lodging revenues primarily driven by lower occupancy.

     Direct operating expenses. Direct operating expenses decreased $344,000, or 3%, from $12.7 million in 2001 to $12.4 million in 2002, primarily due to the 2.2 point decrease in occupancy and cost reduction initiatives. As a percentage of revenues, direct operating expenses increased 2.6 points due to the decrease in same-store lodging revenues.

     General and administrative expenses. General and administrative expenses decreased $957,000, or 20%, from $4.8 million in 2001 to $3.8 million in 2002, primarily due to cost reduction initiatives. As a percentage of revenues, general and administrative expenses decreased 2.8 points due to cost reduction initiatives.

     Other expenses from managed entities. Other expenses from managed entities decreased $32,000, or 7%, from $439,000 in 2001 to $407,000 in 2002, due to a decrease in payroll for managed entities. These expenses are reimbursed at our cost by entities under our management (see Note 2). The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities remained relatively flat.

     Depreciation. Depreciation decreased $60,000, or 10%, from $577,000 in 2001 to $517,000 in 2002, primarily due to certain in-service assets being fully depreciated. As a percentage of revenues, depreciation remained relatively flat.

     Goodwill amortization. Upon the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” goodwill is no longer being amortized as of January 1, 2002 (see Note 2).

Desert

     The following table sets forth the condensed consolidated results of operations for the three and six months ended June 30, 2001 and 2002 for our Desert operations in Phoenix, Scottsdale and Tucson, Arizona; and Palm Desert and Palm Springs, California.

	Three Months Ended June 30,				Six Months Ended June 30,

(dollars in thousands)	2001		2002		2001		2002

Revenues	$703	100.0%	$550	100.0%	$2,413	100.0%	$1,890	100.0%
Direct operating expenses	448	63.7	377	68.5	955	39.6	850	45.0
General and administrative expenses	194	27.6	273	49.7	396	16.4	492	26.0
Other expenses from managed entities	—	—	—	—	—	—	—	—

Operating (loss) income before depreciation and goodwill amortization	61	8.7	(100)	(18.2)	1,062	44.0	548	29.0
Depreciation	24	3.4	13	2.4	50	2.1	29	1.5
Goodwill amortization	54	7.7	—	—	108	4.5	—	—

Operating (loss) income	$(17)	(2.4)%	$(113)	(20.6)%	$904	37.4%	$519	27.5%

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001 — Desert

     Revenues. Revenues decreased $153,000, or 22%, from $703,000 in 2001 to $550,000 in 2002 primarily due to the 27.8% decrease in lodging revenues primarily driven by lower ADR and a decline in managed units.

     Direct operating expenses. Direct operating expenses decreased $71,000, or 16%, from $448,000 in 2001 to $377,000 in 2002, primarily due to the 14.3% decrease in units under management. As a percentage of revenues, direct operating expenses increased 4.8 points due to the decrease in lodging revenues.

     General and administrative expenses. General and administrative expenses increased $79,000, or 41%, from $194,000 in 2001 to $273,000 in 2002, primarily due to the opening of a new office and an increase in insurance costs. As a percentage of revenues, general and administrative expenses increased 22.1 points due to the increase in general and administrative expenses and the decrease in lodging revenues.

     Other expenses from managed entities. These operations do not have any arrangements with managed entities to receive reimbursements for any payroll related costs.

     Depreciation. Depreciation decreased $11,000, or 46%, from $24,000 in 2001 to $13,000 in 2002. As a percentage of revenues, depreciation decreased 1.0 points due to the decrease in lodging revenues.

     Goodwill amortization. Upon the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” goodwill is no longer being amortized as of January 1, 2002. The goodwill balances related to our Desert operations were considered impaired upon the January 1, 2002 adoption of this standard. As a result, we recorded a non-cash $8.1 million write-down of goodwill, partially off-set by a $1.9 million income tax benefit (see Note 2).

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001 — Desert

     Revenues. Revenues decreased $523,000, or 22%, from $2.4 million in 2001 to $1.9 million in 2002, primarily due to the 21.9% decrease in lodging revenues primarily driven by lower ADR and a decline in managed units.

     Direct operating expenses. Direct operating expenses decreased $105,000, or 11%, from $955,000 in 2001 to $850,000 in 2002, primarily due to the 14.3% decrease in units under management. As a percentage of revenues, direct operating expenses increased 5.4 points due to the decrease in lodging revenues.

     General and administrative expenses. General and administrative expenses increased $96,000, or 24%, from $396,000 in 2001 to $492,000 in 2002, primarily due to the opening of a new office and an increase in insurance costs. As a percentage of revenues, general and administrative expenses increased 9.6 points due to the increase in general and administrative expenses and the decrease in lodging revenues.

     Other expenses from managed entities. These operations do not have any arrangements with managed entities to receive reimbursements for any payroll related costs.

     Depreciation. Depreciation decreased $21,000, or 42%, from $50,000 in 2001 to $29,000 in 2002, primarily due to certain in-service assets being fully depreciated. As a percentage of revenues, depreciation decreased 0.6 points due to certain in-service assets being fully depreciated.

     Goodwill amortization. Upon the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” goodwill is no longer being amortized as of January 1, 2002. The goodwill balances related to our Desert operations were considered impaired upon the January 1, 2002 adoption of this standard. As a result, we recorded a non-cash $8.1 million write-down of goodwill, partially off-set by a $1.9 million income tax benefit (see Note 2).

Other

     The following table sets forth the condensed consolidated results of operations for the three and six months ended June 30, 2002 and 2001 for our Other operations comprised of ResortQuest Technologies and corporate.

	Three Months Ended June 30,				Six Months Ended June 30,

(dollars in thousands)	2001		2002		2001		2002

Revenues	$908	100.0%	$819	100.0%	$1,693	100.0%	$1,572	100.0%
Direct operating expenses	486	53.5	472	57.6	966	57.1	925	58.8
General and administrative expenses	2,929	N/M	3,352	N/M	6,686	N/M	7,408	N/M
Other expenses from managed entities	—	—	—	—	—	—	—	—

Operating loss before depreciation and goodwill amortization	(2,507)	N/M	(3,005)	N/M	(5,959)	N/M	(6,761)	N/M
Depreciation	471	51.9	632	77.2	853	50.4	1,222	77.7
Goodwill amortization	255	28.1	—	—	510	30.1	—	—

Operating loss	$(3,233)	N/M	$(3,637)	N/M	$(7,322)	N/M	$(7,983)	N/M

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001 — Other

     Revenues. Revenues decreased $89,000, or 10%, from $908,000 in 2001 to $819,000 in 2002, primarily due to a decline in software activities as potential customers await the new version of First Resort Software released in July 2002.

     Direct operating expenses. Direct operating expenses decreased $14,000, or 3%, from $486,000 in 2001 to $472,000 in 2002, primarily due to a decline in software sales activity, As a percentage of revenues, direct operating expenses increased 4.1 points, primarily due to the decrease in revenues.

     General and administrative expenses. General and administrative expenses increased $423,000, or 14%, from $2.9 million in 2001 to $3.4 million in 2002, primarily due to the regional accounting center and new technology office that were not fully staffed until the end of 2001.

     Other expenses from managed entities. These operations do not have any arrangements with managed entities to receive reimbursements for any payroll related costs.

     Depreciation. Depreciation increased $161,000, or 34%, from $471,000 in 2001 to $632,000 in 2002, primarily due to increased technology capital expenditures related to enhancements to our website and the implementation of our new financial management technology platform. As a percentage of revenues, depreciation increased 25.3 points due to the increase in technology capital expenditures.

     Goodwill amortization. Upon the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” goodwill is no longer being amortized as of January 1, 2002 (see Note 2).

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001 — Other

     Revenues. Revenues decreased $121,000, or 7%, from $1.7 million in 2001 to $1.6 million in 2002, primarily due to a decline in software activities as potential customers await the new version of First Resort Software released in July 2002.

     Direct operating expenses. Direct operating expenses decreased $41,000, or 4%, from $966,000 in 2001 to $925,000 in 2002, primarily due to a decline in software sales activities. As a percentage of revenues, direct operating expenses increased 1.7 points due to the decrease in revenues.

     General and administrative expenses. General and administrative expenses increased $722,000, or 11%, from $6.7 million in 2001 to $7.4 million in 2002, primarily due to the new technology office that was not fully staffed until the end of 2001 and the $502,000 in unusual expenses recorded in the first quarter of this year. These unusual expenses represent professional fees resulting from employee-related matters and a study to explore financing and strategic growth alternatives.

     Other expenses from managed entities. These operations do not have any arrangements with managed entities to receive reimbursements for any payroll related costs.

     Depreciation. Depreciation increased $369,000, or 43%, from $853,000 in 2001 to $1.2 million in 2002, primarily due to increased technology capital expenditures related to enhancements to our website and the implementation of our new financial management technology platform. As a percentage of revenues, depreciation increased 27.3 points due to the increase in technology capital expenditures.

     Goodwill amortization. Upon the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” goodwill is no longer being amortized as of January 1, 2002 (see Note 2).

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

     We generated $12.7 million of cash in operating activities for the six months ended June 30, 2002 primarily due to increases in deferred revenue and property owner payables. Cash used in investing activities was approximately $5.9 million for the six months ended June 30, 2002, due to $1.4 million in net acquisition related payments and $4.5 million in purchases of property, equipment and software. The majority of these costs represent our continued investment in the new release of our First Resort Software product launched in July 2002. For the six months ended June 30, 2002, cash used in financing activities totaled $4.0 million, primarily due to net repayments on borrowings under our Credit Facility.

     At June 30, 2002, we had approximately $40.0 million in cash, of which $36.9 million represents cash held in escrow. The cash held in escrow is released at varying times in accordance with state regulations, generally based upon the guest stay or, in the case of real estate sales deposits, when the property is sold. At June 30, 2002, we had a working capital deficit of $30.2 million and up to $15.1 million remaining, subject to certain restrictions, available under our Credit Facility. We anticipate that our cash flows from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures over the next year.

Long-Term Borrowings

     As of June 30, 2002, our long-term debt, including current maturities, was comprised of $50.0 million in Senior Notes due June 2004, $24.8 million in borrowings under our Credit Facility that expires in January 2004 and $169,000 in capital lease obligations and other borrowings assumed in connection with certain acquisitions that have varying maturities through 2004. At June 30, 2002 the Company was in violation under our Credit Facility of a fixed charge coverage ratio as defined in the agreement. Compliance with such covenant was waived by lenders in a limited waiver agreement dated June 28, 2002.

Registration and Equity Offerings

     We have registered 8.0 million shares of common stock through various shelf registration statement filings. As of June 30, 2002, we had issued 3,289,487 shares under these shelf registration statements in connection with acquisitions, with the remaining 4,710,513 shares available for future acquisitions.

Acquisition Strategy

     Although our strategy for the next few quarters is to focus on internal growth, we intend to continue to pursue, subject to our debt agreements, selected acquisition opportunities in strategic and existing markets. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into our operations without substantial costs, delays or other operational or financial problems. Increased competition for acquisition candidates may develop, in which event there may be fewer acquisition opportunities available to us, as well as higher acquisition prices. Furthermore, acquisitions involve a number of risks, including the failure of acquired companies to achieve anticipated results, diversion of management’s attention, failure to retain key personnel, risks associated with unanticipated events or liabilities and amortization of acquired intangible assets. Some or all of these could have a material adverse effect on our business, financial condition and results of operations.

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

Non-compete and Employment Agreements

     We have entered into non-compete agreements with many of the former owners of the companies that now comprise ResortQuest. These non-compete agreements are generally three to five years in length effective the day the operations are merged with ResortQuest. Additionally, we have entered into employment agreements with many of these former owners, all senior corporate officers and several key employees. Among other things, these agreements allow for severance payments and some include acceleration of stock option awards upon a change in control of ResortQuest, as defined under the agreements. At June 30, 2002, the maximum amount of compensation that would be payable under all agreements if a change in control occurred without prior written notice would be approximately $16.8 million.

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

Risks Associated With Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including but not limited to the risks associated with: successful integration of acquisitions, factors affecting internal growth and management of growth, our acquisition strategy and availability of financing, the travel and tourism industry, seasonality, quarterly fluctuations and general economic conditions, and our dependence on technology, e-commerce and travel providers. Important factors that could cause actual results to differ materially include, but are not limited to, those listed in our previous filings with the Securities and Exchange Commission.

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

ResortQuest International, Inc.
Performance Statistics
Total System (2)

	Three Months Ended				Six Months Ended

	June 30,	June 30,			June 30,	June 30,
	2001	2002	VAR		2001	2002	VAR

Beach
Gross Lodging Revenues(1)	$65,087	$59,080	(9.2)%		$102,532	$93,439	(8.9)%
Occupancy	46.5%	47.4%	0.9	pts	53.0%	51.7%	(1.3	)pts
ADR	$190.81	$180.18	(5.6)%		$137.42	$133.74	(2.7)%
RevPAU	$88.81	$85.39	(3.9)%		$72.88	$69.11	(5.2)%
Total Units	9,674	9,327	(3.6)%		9,674	9,327	(3.6)%

Hawaii
Gross Lodging Revenues(1)	$34,953	$32,938	(5.8)%		$79,141	$70,061	(11.5)%
Occupancy	71.3%	69.2%	(2.1	)pts	76.9%	73.5%	(3.4	)pts
ADR	$112.13	$100.58	(10.3)%		$117.53	$105.80	(10.0)%
RevPAU	$79.95	$69.60	(12.9)%		$90.36	$77.72	(14.0)%
Total Units	5,743	5,512	(4.0)%		5,743	5,512	(4.0)%

Mountain
Gross Lodging Revenues(1)	$5,843	$5,141	(12.0)%		$39,195	$37,724	(3.8)%
Occupancy	22.1%	18.7%	(3.4	)pts	38.7%	36.4%	(2.3	)pts
ADR	$102.50	$110.50	7.8%		$199.99	$204.96	2.5%
RevPAU	$22.62	$20.67	(8.6)%		$77.42	$74.53	(3.7)%
Total Units	3,204	3,265	1.9%		3,204	3,265	1.9%

Desert
Gross Lodging Revenues(1)	$1,524	$1,100	(27.8)%		$6,037	$4,713	(21.9)%
Occupancy	31.8%	34.8%	3.0	pts	49.1%	50.3%	(1.2	)pts
ADR	$100.33	$88.25	(12.0)%		$127.68	$124.76	(2.3)%
RevPAU	$31.88	$30.75	(3.5)%		$62.68	$62.81	0.2%
Total Units	547	469	(14.3)%		547	469	(14.3)%

Total
Gross Lodging Revenues(1)	$107,407	$98,259	(8.5)%		$226,905	$205,937	(9.2)%
Occupancy	49.1%	49.3%	0.2	pts	57.6%	55.8%	(1.8	)pts
ADR	$148.14	$137.55	(7.1)%		$136.46	$130.11	(4.7)%
RevPAU	$72.76	$67.79	(6.8)%		$78.64	$72.65	(7.6)%
Total Units	19,168	18,573	(3.1)%		19,168	18,573	(3.1)%

(1)	Lodging revenues are in thousands and represent the total rental charged to property rental customers. Our revenue represents from 3% to over 40% of the lodging revenues based on the services provided by us.

(2)	Total system statistics include all exclusive managed contracts from the period under management through June 30, 2001 and June 30, 2002. Excluded from these statistics are non-exclusive management contracts which approximated 1,400 units as of June 30, 2001 and 1,500 as of June 30, 2002. Also excluded from these statistics are owner use nights and renovation nights which were approximately 13.1% of gross available nights in the three months ended June 30, 2001, and 12.3% of gross available nights in the three months ended June 30, 2002, 13.5% of gross available nights in the six months ended June 30, 2001, and 13.9% of gross available nights in the six months ended June 30, 2002.

ResortQuest International, Inc.
Performance Statistics
Same-Store (2)

	Three Months Ended				Six Months Ended

	June 30,	June 30,			June 30,	June 30,
	2001	2002	VAR		2001	2002	VAR

Beach
Gross Lodging Revenues(1)	$65,087	$59,080	(9.2)%		$89,099	$81,756	(8.2)%
Occupancy	46.5%	47.4%	0.9	pts	54.6%	54.4%	(0.2	)pts
ADR	$190.81	$180.18	(5.6)%		$128.23	$124.90	(2.6)%
RevPAU	$88.81	$85.39	(3.9)%		$70.00	$67.89	(3.0)%
Total Units	9,674	9,327	(3.6)%		8,302	8,156	(1.8)%

Hawaii
Gross Lodging Revenues(1)	$34,953	$32,938	(5.8)%		$79,141	$70,061	(11.5)%
Occupancy	71.3%	69.2%	(2.1	)pts	76.9%	73.5%	(3.4	)pts
ADR	$112.13	$100.58	(10.3)%		$117.53	$105.80	(10.0)%
RevPAU	$79.95	$69.60	(12.9)%		$90.36	$77.72	(14.0)%
Total Units	5,743	5,512	(4.0)%		5,743	5,512	(4.0)%

Mountain
Gross Lodging Revenues(1)	$5,843	$5,141	(12.0)%		$38,063	$35,899	(5.7)%
Occupancy	22.1%	18.7%	(3.4	)pts	38.3%	36.1%	(2.2	)pts
ADR	$102.50	$110.50	7.8%		$202.75	$209.54	3.3%
RevPAU	$22.62	$20.67	(8.6)%		$77.69	$75.56	(2.7)%
Total Units	3,204	3,265	1.9%		3,015	3,086	2.4%

Desert
Gross Lodging Revenues(1)	$1,524	$1,100	(27.8)%		$6,037	$4,713	(21.9)%
Occupancy	31.8%	34.8%	3.0	pts	49.1%	50.3%	1.2	pts
ADR	$100.33	$88.25	(12.0)%		$127.68	$124.76	(2.3)%
RevPAU	$31.88	$30.75	(3.5)%		$62.68	$62.81	0.2%
Total Units	547	469	(14.3)%		547	469	(14.3)%

Total
Gross Lodging Revenues(1)	$107,407	$98,259	(8.5)%		$212,340	$192,429	(9.4)%
Occupancy	49.1%	49.3%	0.2	pts	58.6%	57.5%	(1.1	)pts
ADR	$148.14	$137.55	(7.1)%		$132.45	$126.11	(4.8)%
RevPAU	$72.76	$67.79	(6.8)%		$77.64	$72.45	(6.7)%
Total Units	19,168	18,573	(3.1)%		17,607	17,223	(2.2)%

(1)	Lodging revenues are in thousands and represent the total rental charged to property rental customers. Our revenue represents from 3% to over 40% of the lodging revenues based on the services provided by us.

(2)	For better comparability, the three months ended June 30 statistics exclude all non-exclusive management contracts, which approximated 1,500 units as of June 30, 2002. The six months ended June 30 excluded all non-exclusive management contracts as well as all properties that were not acquired by ResortQuest prior to the second quarter of 2001, which approximated 2,900 units as of June 30, 2002. Also excluded from these statistics are owner use nights and renovation nights which were approximately 13.1% of gross available nights in the three months ended June 30, 2001, and 12.3% of gross available nights in the three months ended June 30, 2002, 12.8% of gross available nights in the six months ended June 30, 2001, and 13.0% of gross available nights in the six months ended June 30, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and we do not hold any financial instruments for trading purposes. At June 30, 2002, $24.8 million of our long-term borrowings accrue interest at variable interest rates. Based on this debt level, annual interest expense would increase by approximately $129,000, if interest rates were to increase by 52 basis points, or 10%, over the current weighted average interest rate of these variable rate borrowings.

PART II — OTHER INFORMATION

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

     On May 26, 2000, ResortQuest International and Hotel Corp. bought and action in the Circuit Court for the First Circuit of Hawaii against Cendant Corporation, Aston Hotels & Resort International Inc. and Cendant Global Services B.V (“Defendants”) seeking damages for breach of contract against Cendant, and the equitable remedies or rescission and replevin. This action arose out of Mr. Andre S. Tatibouet’s purported negotiation on behalf of Hotel Corp. of the Pacific, Inc., a subsidiary of ResortQuest International, of a document styled Cooperation Agreement in March 2002.

     ResortQuest and Cendant entered into an amended Cooperation Agreement on July 15, 2002. As a result of the execution of that agreement, on July 15, 2002 ResortQuest moved to dismiss its court action against Defendants by filing a stipulation for complete dismissal with prejudice as to all claims and parties.

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

Item 4. Submission of Matters to a Vote of Security Holders

     An annual meeting of the stockholders of ResortQuest International, Inc. was held on Thursday, May 30, 2002. At the meeting, the stockholders considered and voted upon a proposal to elect seven members (William W. Abbott, Jr., Elan J. Blutinger, David L. Levine, Colin V. Reed, David C. Sullivan, Joseph V. Vittoria, and Theodore L. Weise) to the board of directors of the Company.

     The stockholders approved the proposal. Voting results are as follows:

	(A)	(B)
For	12,582,964	12,231,464
Withheld	226,969	578,469
Unvoted	6,433,316	6,433,316

Total shares	19,243,249	19,243,249

(A)	Voting results for director nominees Abbott, Blutinger, Reed, Sullivan, Vittoria and Weise.
(B)	Voting results for director nominee Levine.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith

99.1 — Certification of Principal Executive Officer
99.2 — Certification of Principal Financial Officer

(b)	Reports on Form 8-K:

On May 29, 2002, we filed a report on Form 8-K announcing that our Board of Directors had appointed Deloitte and Touche LLP as the Company’s independent auditor for 2002, replacing Arthur Andersen LLP.

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