Form 10-Q
period 2002-09-30
RESORTQUEST INTERNATIONAL INC
filed 2002-11-14
CIK 1057507

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002.

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

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of September 30, 2002.

                         Common Stock 19,251,749 shares

PART I - FINANCIAL INFORMATION
------------------------------
Company or group of companies for which report is filed:
         RESORTQUEST INTERNATIONAL, INC. AND SUBSIDIARIES


Item 1. Financial Statements
----------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

                                                                     Dec 31,        Sept 30,
                                                                        2001            2002
ASSETS                                                              --------        --------
Current assets
  Cash and cash equivalents                                         $    213        $  1,484
  Cash held in escrow                                                 22,648          13,974
  Trade and other receivables, net                                    10,541           5,945
  Deferred income taxes                                                1,430           1,530
  Other current assets                                                 6,063           4,858
                                                                    --------        --------
    Total current assets                                              40,895          27,791
                                                                    --------        --------
Goodwill, net                                                        216,534         210,070
Property, equipment and software, net                                 39,509          41,077
Other assets                                                           7,336           6,040
                                                                    --------        --------
        Total assets                                                $304,274        $284,978
                                                                    ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt                              $    322        $     56
  Deferred revenue and property owner payables                        52,457          28,913
  Accounts payable and accrued liabilities                            14,653          14,669
  Other current liabilities                                            3,861           1,704
                                                                    --------        --------
    Total current liabilities                                         71,293          45,342
                                                                    --------        --------
Long-term debt, net of current maturities                             78,644          80,909
Deferred income taxes                                                  9,459           9,424
Other long-term obligations                                            4,964           5,366
                                                                    --------        --------
        Total liabilities                                            164,360         141,041
                                                                    --------        --------
Stockholders' equity
  Common stock, $0.01 par value, 50,000,000 shares authorized,
    19,243,249 and 19,251,749 shares outstanding, respectively           192             193
  Additional paid-in capital                                         153,884         153,933
  Accumulated other comprehensive loss                                   (64)            (72)
  Excess distributions                                               (29,500)        (29,500)
  Retained earnings                                                   15,402          19,383
                                                                    --------        --------
    Total stockholders' equity                                       139,914         143,937
                                                                    --------        --------
        Total liabilities and stockholders' equity                  $304,274        $284,978
                                                                    ========        ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

RESORTQUEST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share amounts)
(Unaudited)

                                                            Three Months Ended          Nine Months Ended
                                                         Sept 30,      Sept 30,      Sept 30,     Sept 30,
                                                            2001          2002          2001         2002
                                                         -------       -------       -------      -------
Revenues
  Property management fees                               $28,821       $27,609      $ 78,952      $72,862
  Service fees                                            13,850        13,367        39,902       36,065
  Real estate and other                                    6,011         7,420        18,667       19,858
                                                         -------       -------      --------      -------
                                                          48,682        48,396       137,521      128,785
  Other revenue from managed entities                      8,914         9,589        24,632       27,072
                                                         -------       -------      --------      -------
    Total revenues                                        57,596        57,985       162,153      155,857

Operating expenses
  Direct operating                                        24,015        22,996        66,419       64,220
  General and administrative                              16,078        13,304        42,555       38,963
  Depreciation                                             1,376         1,770         3,855        4,732
  Goodwill amortization                                    1,443             -         4,227            -
                                                         -------       -------      --------      -------
                                                          42,912        38,070       117,056      107,915
  Other expenses from managed entities                     8,914         9,589        24,632       27,072
                                                         -------       -------      --------      -------
    Total operating expenses                              51,826        47,659       141,688      134,987
                                                         -------       -------      --------      -------
Operating income                                           5,770        10,326        20,465       20,870
Interest and other expense, net                            1,044         1,622         3,067        4,453
                                                         -------       -------      --------      -------
Income before income taxes                                 4,726         8,704        17,398       16,417
Provision for income taxes                                 4,260         3,264         9,582        6,156
                                                         -------       -------      --------      -------
Income before the cumulative effect of a change
  in accounting principle                                    466         5,440         7,816       10,261
Cumulative effect of a change in accounting principle,
  net of a $1.9 million income tax benefit                     -             -             -       (6,280)
                                                         -------       -------      --------      -------
Net income                                               $   466       $ 5,440      $  7,816      $ 3,981
                                                         =======       =======      ========      =======
Earnings per share
 Basic
  Before cumulative effect of a change
    in accounting principle                              $  0.02       $  0.28       $  0.41      $  0.53
  Cumulative effect of a change in accounting principle        -             -             -        (0.32)
                                                         -------       -------       -------      -------
    Net income                                           $  0.02       $  0.28       $  0.41      $  0.21
                                                         =======       =======       =======      =======
 Diluted
  Before cumulative effect of a change
    in accounting principle                              $  0.02       $  0.28       $  0.40      $  0.53
  Cumulative effect of a change in accounting principle        -             -             -        (0.32)
                                                         -------       -------       -------      -------
    Net income                                           $  0.02       $  0.28       $  0.40      $  0.21
                                                         =======       =======       =======      =======



The accompanying notes are an integral part of these condensed consolidated financial statements.

RESORTQUEST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share amounts)
(Unaudited)

                                                                    Accumulated
                                                     Additional           Other
                                      Common Stock      Paid-in   Comprehensive         Excess   Retained             Comprehensive
                                   Shares   Amount      Capital            Loss  Distributions   Earnings      Total         Income
                               ----------   ------   ----------   -------------  -------------   --------   --------  -------------
Balance, December 31, 2001     19,243,249     $192     $153,884           $ (64)      $(29,500)   $15,402   $139,914
  Net income                            -        -            -               -              -      3,981      3,981        $ 3,981
  Foreign currency translation
    loss                                -        -            -              (8)             -          -         (8)            (8)
  Exercise of employee stock
    options                         8,500        1           49               -              -          -         50              -
                               ----------     ----     --------   -------------       --------    -------   --------        -------
Comprehensive income                                                                                                        $ 3,973
Balance, September 30, 2002    19,251,749     $193     $153,933           $ (72)      $(29,500)   $19,383   $143,937        =======
                               ==========     ====     ========   =============       ========    =======   ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

RESORTQUEST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                  Nine Months Ended
                                                                Sept 30,    Sept 30,
                                                                   2001        2002
                                                               --------    --------
  Cash flows from operating activities:
  Net income                                                   $  7,816    $  3,981
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Cumulative effect of a change in accounting
     principle (Note 2)                                               -       6,280
    Non-cash unusual expenses and other charges (Note 4)          2,886           -
    Depreciation and goodwill amortization (Note 2)               8,082       4,732
  Changes in operating assets and liabilities:
    Cash held in escrow                                          12,095       8,674
    Trade and other receivables                                     830       4,596
    Accounts payable and accrued liabilities                      2,853         371
    Deferred revenue and property owner payables                (32,245)    (23,544)
    Deferred income taxes and other                               5,073       2,811
                                                               --------    --------
          Net cash provided by operating activities               7,390       7,901
                                                               --------    --------
  Cash flows from investing activities:
    Cash portion of acquisitions, net                           (25,835)     (2,963)
    Purchases of property, equipment and software               (14,291)     (5,716)
                                                               --------    --------
          Net cash used in investing activities                 (40,126)     (8,679)
                                                               --------    --------
  Cash flows from financing activities:
    Credit facility borrowings                                   76,000      85,800
    Credit facility repayments                                  (46,500)    (83,500)
    Payments of capital lease and other obligations, net         (1,264)       (301)
    Exercise of employee stock options                              258          50
                                                               --------    --------
          Net cash provided by financing activities              28,494       2,049
                                                               --------    --------
Net change in cash and cash equivalents                          (4,242)      1,271
Cash and cash equivalents, beginning of period                    4,283         213
                                                               --------    --------
Cash and cash equivalents, end of period                       $     41    $  1,484
                                                               ========    ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

RESORTQUEST INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)


     In these footnotes, the words "Company," "ResortQuest," "we," "our" and "us" refer to ResortQuest International, Inc., a Delaware corporation, and its wholly-owned subsidiaries, unless otherwise stated or the context requires otherwise.

NOTE 1 - BASIS OF PRESENTATION
------------------------------
Overview
--------

      ResortQuest is one of the world's leading providers of vacation condominium and home rental property management services in premier destination resorts located in the United States and Canada. We have developed the first and only branded international network of vacation rental properties, and currently offer management services to over 20,000 rental properties. Our operations are in more than 50 premier resort locations in the Beach, Hawaii, Mountain and Desert geographical regions.

      The Condensed Consolidated Financial Statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the interim periods are not necessarily indicative of results to be expected for the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

Acquisition Costs
-----------------

     Costs incurred in the course of our evaluation of acquisition candidates and the ultimate consummation of acquisitions consist primarily of attorneys' fees, accounting fees and other costs incurred by us in identifying and closing transactions. These costs incurred are deferred on the balance sheet as other assets until the related transaction is either consummated or terminated. We had no deferred acquisition costs as of December 31, 2001 and September 30, 2002. Similar treatment and classification is followed in recording costs incurred by us in the course of generating additional debt or equity financing. Deferred financing costs, net of accumulated amortization, were $1.6 million and $1.1 million as of December 31, 2001 and September 30, 2002. Transaction costs and the excess of the purchase price over the fair value of identified net assets acquired represent goodwill (see Note 2). Goodwill is calculated based on a preliminary estimate that is adjusted to its final balance within one year of the close of the acquisition. Additionally, certain of our acquisitions have "earn-up" provisions that require additional consideration to be paid if certain operating results are achieved over periods of up to three years. This additional consideration is recorded as goodwill when the amount is fixed and determinable.

     During the nine-month period ended September 30, 2002, we made net cash payments approximating $3.0 million for earn-up payments related to 2001 acquisitions and other purchase accounting adjustments related to certain 2001 acquisitions. The total cost during the same period in 2001 for 2001 acquisitions and earn-up payments related to 1999 acquisitions was $27.5 million, with 6.2% of the net consideration paid in the form of common stock with an aggregate value of $1.7 million, net of retired escrow shares, and the remaining $25.8 million of consideration paid in cash.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

      During the quarter ended March 31, 2002, we changed our method of accounting for reimbursable costs to conform to the Financial Accounting Standards Board's Emerging Issues Task Force Consensus No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred," ("EITF No. 01-14") issued earlier this year and effective for us on January 1, 2002. As a result, reimbursements received are recorded as revenue and the costs incurred on behalf of managed associations and properties are recorded as expenses. These costs, which relate primarily to payroll costs at managed properties and associations where we are the employer, are reflected in Other revenue and expenses from managed entities in the Condensed Consolidated Statements of Income. Revenues and expenses for the prior periods have been reclassified to conform with the current period presentation. As the reimbursements are made based upon the costs incurred with no added margin resulting in the expenses and related revenues being identical, the adoption of EITF No. 01-14 did not have any effect on our operating income, total or per share net income, cash flows or financial position.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 eliminates the poolings-of-interests method of accounting for business combinations and requires all transactions initiated after June 30, 2001, to be accounted for using the purchase method. Under Statement No. 142, goodwill related to our future acquisitions is not subject to amortization, and goodwill related to our historical acquisitions is no longer amortized as of January 1, 2002. Goodwill is subject to reviews for impairment annually and upon the occurrence of certain events, and if impaired, a write-down will be recorded. Upon our adoption of Statement No. 142, each of our geographical resort regions with assigned goodwill was valued as a reporting unit. If the fair value of the reporting unit was greater than the book value, including assigned goodwill, no further analysis was required. However, if the book value, including goodwill, was greater than the fair value of the reporting unit, the assets and liabilities of the reporting unit needed to be valued. The difference between the fair value of the reporting unit and the fair value of the assets is the implied fair value of goodwill. To the extent that the implied fair value of goodwill was less than the book value of goodwill, an impairment charge was recognized as a cumulative effect of a change in accounting principle. Based on this test, we recorded a non-cash $8.1 million write-down of our goodwill related to our Desert resort operations that was partially off-set by a $1.9 million income tax benefit. The Desert resort operations are expected to continue to experience declining cash flows as a result of the economics of these markets. The following table presents adjusted net income and earnings per share excluding goodwill amortization:

                                                        Three Months Ended Sept 30,          Nine Months Ended Sept 30,
                                                                2001          2002                  2001           2002
                                                             -------       -------               -------        -------
Reported income before cumulative effect of a
  change in accounting principle                             $   466       $ 5,440               $ 7,816        $10,261
Add back goodwill amortization                                 1,443             -                 4,227              -
                                                             -------       -------               -------        -------
Adjusted income before cumulative effect of a
  change in accounting principle                               1,909         5,440                12,043         10,261
Cumulative effect of a change in accounting principle              -             -                     -         (6,280)
                                                             -------       -------               -------        -------
Adjusted net income                                          $ 1,909       $ 5,440               $12,043        $ 3,981
                                                             =======       =======               =======        =======

Earnings per share
   Basic
     Before cumulative effect of a change in
       accounting principle                                 $  0.02        $  0.28                $ 0.41       $  0.53
     Add back goodwill amortization                            0.08              -                  0.22             -
                                                            -------        -------                ------       -------
     Adjusted income before cumulative effect of a
       change in accounting principle                          0.10           0.28                  0.63          0.53
     Cumulative effect of a change in accounting principle        -              -                     -         (0.32)
                                                            -------        -------                ------       -------
     Adjusted net income                                    $  0.10        $  0.28                $ 0.63       $  0.21
                                                            =======        =======                ======       =======

   Diluted
     Before cumulative effect of a change in
       accounting principle                                 $  0.02        $  0.28                $ 0.40       $  0.53
     Add back goodwill amortization                            0.08              -                  0.22             -
                                                            -------        -------                ------       -------
     Adjusted income before cumulative effect of a
       change in accounting principle                          0.10           0.28                  0.62          0.53
     Cumulative effect of a change in accounting principle        -              -                     -         (0.32)
                                                            -------        -------                ------       -------
     Adjusted net income                                    $  0.10        $  0.28                $ 0.62       $  0.21
                                                            =======        =======                ======       =======

     We have completed the process of evaluating the impact of Statement No. 143, "Accounting for Asset Retirement Obligations," and we do not expect this statement to have a material impact on our financial position or results of operations upon its adoption in 2003. Effective January 1, 2002, we adopted Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"; the adoption of this statement did not have a material impact on our financial position or results of operations. During the quarter ended June 30, 2002, Statement No. 145, "Rescission of Statements No. 4, 44, and 64, Amendment of Statement No. 13, and Technical Corrections," was issued and has been adopted. This adoption had no material impact on our financial position or results of operations. Also during the quarter ended June 30, 2002, Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued and is effective for activities initiated after December 31, 2002. We do not expect this statement to have a material impact on our financial position or results of operations upon its adoption in 2003.

NOTE 3 - NOTE RECEIVABLE
------------------------

     In connection with the initial public offering, we formalized a $4.0 million promissory note resulting from cash advances to a primary stockholder (see Note 6) of a predecessor company. On February 16, 2000, this note was restructured in order to provide for additional collateral representing real estate held by the former stockholder. This note bears interest at 1/2% below the prime rate of interest, but not less than 6% and not more than 10%. Interest payments under this note are due every January and July 1st. The principal is recorded in Other assets in the accompanying Condensed Consolidated Balance

Sheets and is due in full on May 25, 2008. To date, all interest payments due under the restructured terms of the note have been received.

NOTE 4 - UNUSUAL ITEMS AND OTHER CHARGES
----------------------------------------

     During the nine-months ended September 30, 2002, general and administrative expenses include $1.1 million of items that management considers as unusual items and other charges. During the quarter ended September 30, 2002, $625,000 of the $1.1 million was incurred for professional fees and expenses related to an offer to acquire the Company that was determined by our Board, after appropriate review, not to be in the best interests of the Company and its shareholders. The remaining $500,000 was incurred during the quarter ended March 31, 2002, for professional fees resulting from employee-related matters and a study to explore financing and strategic growth alternatives.

     During the quarter ended September 30, 2001, general and administrative expenses include $3.8 million of items that management considers as unusual expenses and other charges. These charges include a $1.5 million non-cash write-down of certain previously issued First Resort Software versions, a $1.1 million non-cash write-off of deferred acquisition costs related to acquisition candidates that will no longer be pursued, a $303,000 non-cash write-off of miscellaneous receivables, and $958,000 in employee-related charges.

NOTE 5 - EARNINGS PER SHARE
---------------------------

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

                                                              Three Months Ended          Nine Months Ended
                                                           Sept 30,      Sept 30,      Sept 30,     Sept 30,
                                                              2001          2002          2001         2002
                                                        ----------    ----------    ----------   ----------
Basic weighted average common shares outstanding        19,241,909    19,251,749    19,140,743   19,247,834
Effect of dilutive securities - stock options              157,744         3,610       187,099       82,839
                                                        ----------    ----------    ----------   ----------
Diluted weighted average common shares outstanding      19,399,653    19,255,359    19,327,842   19,330,673
                                                        ==========    ==========    ==========   ==========

NOTE 6 - LITIGATION
-------------------

     On May 26, 2000, Hotel Corp. of the Pacific, Inc., a subsidiary of ResortQuest International doing business as Aston Hotels & Resorts, instituted legal proceedings in the Circuit Court for the First Circuit of Hawaii against Andre S. Tatibouet, the president of Hotel Corp. This action arose out of a document styled "Cooperation Agreement" that was signed by Andre S. Tatibouet, purporting to act on behalf of Hotel Corp., on the one hand, with Cendant Global Services B.V. and Aston Hotels & Resorts International, Inc., on the other hand. The Cooperation Agreement contains several provisions that are detrimental to Hotel Corp., including provisions purporting to transfer certain intellectual property and limit certain intellectual property rights held by Hotel Corp. Monetary damages for breach of fiduciary duty, fraud, and negligent misrepresentation were sought by Hotel Corp. By order of the Circuit Court, the claims asserted by Hotel Corp. in the lawsuit were consolidated with an arbitration demand, filed with the American Arbitration Association by Mr. Tatibouet, in which he alleged various breaches of his employment agreement with Hotel Corp.

     The arbitration hearing took place in September 2001, where Mr. Tatibouet claimed damages of approximately $17.5 million and ResortQuest claimed damages of approximately $4.7 million. On March 14, 2002, the arbitration panel issued its Reasoned Opinion and Final Award. The panel concluded that Mr. Tatibouet had breached his fiduciary duty to Hotel Corp. and awarded Hotel Corp. $55,559 related to the reimbursement of certain legal expenses. The panel denied all of Mr. Tatibouet's claims and requests for damages as well as declaratory and other relief.

     On May 26, 2000, ResortQuest International and Hotel Corp. brought an action in the Circuit Court for the First Circuit of Hawaii against Cendant Corporation, Aston Hotels & Resort International Inc. and Cendant Global Services B.V ("Defendants") seeking damages for breach of contract against Cendant, and the equitable remedies or rescission and replevin. This action arose out of Mr. Andre S. Tatibouet's purported negotiation on behalf of Hotel Corp. of the Pacific, Inc., a subsidiary of ResortQuest International, of a document styled Cooperation Agreement.

     ResortQuest and Cendant entered into an amended Cooperation Agreement on July 15, 2002. As a result of the execution of that agreement, on July 15, 2002, ResortQuest moved to dismiss its court action against Defendants by filing a stipulation for complete dismissal with prejudice as to all claims and parties.

     We are also involved in various legal actions arising in the ordinary course of our business. We do not believe that any of the remaining actions will have a material adverse effect on our business, financial condition or results of operations.

NOTE 7 - LONG-TERM DEBT
-----------------------

     Included in long-term debt on the accompanying September 30, 2002 Condensed Consolidated Balance Sheet is approximately $30.9 million of borrowings under our Credit Facility. At September 30, 2002, the Company was in compliance with all covenants of our borrowing agreements. Based on current forecasts that include estimated severance charges (see note 9), management is anticipating that the Company will not be in compliance with certain debt covenants of our Credit Facility and $50.0 million Senior Secured Notes at December 31, 2002. Management and the lenders are currently in discussion to amend the borrowing agreements. Significant changes to the current terms of the agreements may result from any amendment. These changes may include certain restrictive covenants and higher interest rates.

NOTE 8 - SEGMENT REPORTING
--------------------------

     We have one operating segment, property management, which is managed as one business unit. The All other segment includes ResortQuest Technologies and corporate. At December 31, 2001 and September 30, 2002, approximately 47% and 51%, respectively, of the All other segment assets represents goodwill recorded for ResortQuest Technologies and corporate. The following table presents the revenues, operating income and assets of our reportable segment:

                                                              Three Months Ended          Nine Months Ended
                                                           Sept 30,      Sept 30,     Sept 30,      Sept 30,
(in thousands)                                                2001          2002         2001          2002
                                                           -------       -------     --------      --------
Revenues
  Property management                                      $56,685       $57,296     $159,549      $153,596
  All other                                                    911           689        2,604         2,261
                                                           -------       -------     --------      --------
                                                           $57,596       $57,985     $162,153      $155,857
                                                           =======       =======     ========      ========
Operating income
  Property management                                      $12,790       $14,718     $ 34,807      $ 33,244
  All other                                                 (7,020)       (4,392)     (14,342)      (12,374)
                                                           -------       -------     --------      --------
                                                           $ 5,770       $10,326     $ 20,465      $ 20,870
                                                           =======       =======     ========      ========

                                                       December 31,      Sept 30,
(in thousands)                                                2001          2002
                                                       -----------      --------
Assets
  Property management                                     $245,482      $230,948
  All other                                                 58,792        54,029
                                                          --------      --------
                                                          $304,274      $284,977
                                                          ========      ========

NOTE 9 - SUBSEQUENT EVENTS
--------------------------

     On October 7, 2002, the Company announced a series of senior management changes that resulted in approximately $2.5 million in severance charges. The severance and related benefits were accrued in October 2002, and will be paid out over several years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

OVERVIEW
--------

     ResortQuest is one of the world's leading providers of vacation condominium and home rental property management services in premier destination resorts located in the United States and Canada. We have developed the first and only branded international network of vacation rental properties, and currently offer management services to over 20,000 rental properties. Our operations are in more than 50 premier resort locations in the Beach, Hawaii, Mountain and Desert geographical regions.

     Our rental properties are generally second homes or investment properties owned by individuals who assign us the responsibility of managing, marketing and renting their properties. We earn management fees as a percentage of the rental income from each property, but have no ownership interest in the properties. In addition to the vacation property management business, we offer real estate brokerage services and other rental and property owner services. We also have developed an industry leading proprietary vacation rental management software, First Resort Software, with over 900 licenses sold to vacation property management companies.

     We provide value-added services to both vacationers and property owners. For vacationers, we offer the value, convenience and features of a condominium or home while providing many of the amenities and services of a hotel. For property owners, we offer a comprehensive package of marketing, management and rental services designed to enhance rental income and profitability while providing services to maintain the property. Property owners also benefit from our QuestPerks program, which offers benefits such as discounts on lodging, air travel and car rentals. To manage guests' expectations, we have developed and implemented a five-tier rating system that segments our property portfolio into five categories: Quest Home, Platinum, Gold, Silver and Bronze.

     Utilizing our marketing database, we market our properties through national cable television ad campaigns and various other media channels. We have significant distribution through ResortQuest.com, our proprietary website offering "real-time" reservations, and our inventory distribution partnerships that include Expedia, Travelocity, Condosaver.com, retail travel agents, travel wholesalers and others. We have an alliance with Online Travel Corporation, PLC., to exclusively develop the ResortQuest brand in Europe by using our technology and expertise in this industry.

     We are constantly enhancing our website to improve the booking experience for leisure travelers. In addition to detailed property descriptions, virtual tours, interior and exterior photos, floor plans, and local information, vacationers can search for properties by date, activity, event or location; comparison shop among similar vacation rental units; check for special discounts and promotions; and obtain maps and driving directions. The site also allows foreign travelers to obtain currency conversion rates.

RESULTS OF OPERATIONS
---------------------

     Our operating results are highly seasonal due to the geographical dispersion of the resort locations in which we operate. The results of operations are subject to quarterly fluctuations caused primarily by the seasonal variations in the vacation rental and property management industry, with peak seasons dependent on whether the resort is primarily a summer or winter destination. Our financial results are discussed on a consolidated basis, but due to the seasonal nature of our operations, our results are also discussed by geographic region with Other representing our corporate and ResortQuest Technologies operations. For better analysis, the nine-months ended September 30, 2002 discussions include "same-store" comparisons. Same-store comparisons exclude the impact of the two acquisitions completed since the first day of the earliest period being discussed. One of these acquisitions is located in our Mountain operations in Gatlinburg, Tennessee, effective April 1, 2001, and the other in our Beach operations in the Outer Banks of North Carolina, effective April 1, 2001.

     Due to the recent challenges facing leisure travel companies presented by the softening economy and the impact of the tragic events of September 11, 2001, our revenues are down over prior year as leisure travel demand has softened. In order to maintain occupancy levels, we charged lower room rates, which resulted in lower overall revenues. Despite these industry-wide challenges, we are proud of how we have been able to reduce costs, maintain occupancy and continue to position ResortQuest to realize significant growth in the future.

Consolidated
------------

     The following table sets forth the condensed consolidated results of operations for the three and nine months ended September 30, 2001 and 2002.

                                                            Three Months Ended                       Nine Months Ended
                                                   Sept 30,            Sept 30,            Sept 30,           Sept 30,
(in thousands)                                        2001                2002                2001                2002
                                           ---------------     ---------------    ----------------    ----------------
Revenues                                   $57,596   100.0%    $57,985   100.0%   $162,153   100.0%   $155,857   100.0%
Direct operating expenses                   24,015    41.7      22,996    39.7      66,419    41.0      64,220    41.2
General and administrative expenses         16,078    27.9      13,304    22.9      42,555    26.2      38,963    25.0
Other expenses from managed entities         8,914    15.5       9,589    16.5      24,632    15.2      27,072    17.4
                                           -------   -----     -------   -----     -------   -----    --------   -----
Operating income before depreciation
  and goodwill amortization                  8,589    14.9      12,096    20.9      28,547    17.6     25,602     16.4
Depreciation                                 1,376     2.4       1,770     3.1       3,855     2.4      4,732      3.0
Goodwill amortization                        1,443     2.5           -       -       4,227     2.6          -       -
                                           -------   -----     -------   -----     -------   -----    -------    -----
Operating income                             5,770    10.0      10,326    17.8      20,465    12.6     20,870     13.4
Interest and other expense, net              1,044     1.8       1,622     2.8       3,067     1.9      4,453      2.9
Provision for income taxes                   4,260     7.4       3,264     5.6       9,582     5.9      6,156      3.9
                                           -------   -----     -------   -----     -------   -----    -------    -----
Income before the cumulative effect of a
  change in accounting principle           $   466     0.8%    $ 5,440     9.4%   $  7,816     4.8%   $10,261      6.6%
                                           =======   =====     =======   =====    ========   =====    =======    =====

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001 - Consolidated

     Revenues. Revenues increased slightly by $389,000, or 0.7%, from $57.6 million in 2001 to $58.0 million in 2002. Excluding Other revenues from managed entities, revenues decreased $286,000, or 0.6%, from $48.7 million in 2001 to $48.4 million in 2002, due to a 4.2% decrease in gross lodging revenues primarily driven by a lower Average Daily Rate ("ADR").

     Direct operating expenses. Direct operating expenses decreased $1.0 million, or 4.2%, from $24.0 million in 2001 to $23.0 million in 2002, primarily due to cost reduction initiatives announced during 2001 that have been focusing on more efficient staffing. As a percentage of revenues, direct operating expenses decreased 2.0 points due to the decrease in same-store revenues.

     General and administrative expenses. General and administrative expenses decreased $2.8 million, or 17.3%, from $16.0 million in 2001 to $13.3 million in 2002, primarily due to the $3.8 million in items recorded in September 2001 that management considers as unusual items and other charges (see Note 4). Excluding the $625,000 in unusual items and other charges recorded in 2002 and the $3.8 million recorded in 2001, general and administrative expenses increased $450,000, or 3.7%, from $12.2 million in 2001 to $12.7 million in 2002, primarily due to increased staffing at the new technology office that opened last fall and an increase in bad debt expense due to the write off of certain receivables. As a percentage of revenues, general and administrative expenses decreased 5.0 points due to the decrease in expenses while revenues remained relatively flat.

     Other expenses from managed entities. Other expenses from managed entities increased $675,000, or 7.6%, from $8.9 million in 2001 to $9.6 million in 2002, due to an increase in payroll for managed entities. These expenses are reimbursed at our cost by our entities under our management (see Note 2). The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities increased 1.0 points due to decrease in same-store revenues.

     Depreciation. Depreciation increased $394,000, or 28.6%, from $1.4 million in 2001 to $1.8 million in 2002, primarily due to increased technology capital expenditures related to enhancements to our website and the release of the new version of First Resort Software. As a percentage of revenues, depreciation increased 0.7 points due to the increase in technology capital expenditures.

     Goodwill amortization. Upon the adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer being amortized as of January 1, 2002 (see Note 2).

     Interest and other expense, net. Interest expense, net of interest income, increased $578,000, or 55.4%, from $1.0 million in 2001 to $1.6 million in 2002, primarily due to increased debt levels and an increased weighted average borrowing rate. As a percentage of revenues, interest increased 1.0 point due to the increase in borrowing costs.

     Provision for income taxes. Provision for income taxes decreased $996,000, or 23.4%, from $4.3 million in 2001 to $3.3 million in 2002, primarily due to the $2.3 million cumulative income tax expense adjustment recorded in September 2001, related to the projected decline in earnings for the remainder of 2001. Excluding this adjustment, provision for income taxes increased $1.3 million, or 65.8%, from $2.0 million in 2001 to $3.3 million in 2002, due to an increase in taxable income.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001 - Consolidated

     Revenues. Revenues decreased $6.3 million, or 3.9%, from $162.2 million in 2001 to $155.9 million in 2002. Excluding Other revenue from managed entities, revenues decreased $8.7 million, or 6.4%, from $137.5 million in 2001 to $128.8 million in 2002, primarily due to a 7.3% decrease in gross lodging revenues primarily driven by lower ADR and a slight decline in occupancy.

     Direct operating expenses. Direct operating expenses decreased $2.2 million, or 3.3%, from $66.4 million in 2001 to $64.2 million in 2002, primarily due to cost reduction initiatives and a slight decline in occupancy. As a percentage of revenues, direct operating expenses increased 0.2 points primarily due to the decrease in same-store revenues.

     General and administrative expenses. General and administrative expenses decreased $3.6 million, or 8.4%, from $42.6 million in 2001 to $39.0 million in 2002, primarily due to the $3.8 million in items recorded in September 2001 that management considers as unusual items and other charges (see Note 4). Excluding the $1.1 million in unusual items and other charges recorded in 2002 and the $3.8 million recorded in 2001, general and administrative expenses decreased $870,000, or 2.2%, from $38.7 million in 2001 to $37.8 million in 2002, primarily due to significant decreases at our Mountain and Beach operations related to cost reduction initiatives, partially off-set by increases at our Hawaiian operations driven by professional fees for a favorable mediation settlement and increased staffing at the new technology office that opened last fall in Colorado. As a percentage of revenues, general and administrative expenses decreased 1.2 points, primarily due to the decrease in expenses.

     Other expenses from managed entities. Other expenses from managed entities increased $2.4 million, or 9.9%, from $24.6 million in 2001 to $27.0 million in 2002, due to an increase in payroll for managed entities. These expenses are reimbursed at our cost by our entities under our management (see Note 2). The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities increased 2.2 points due to the decrease in same-store revenues.

     Depreciation. Depreciation increased $877,000, or 22.8%, from $3.9 million in 2001 to $4.7 million in 2002, primarily due to increased technology capital expenditures related to enhancements to our website and the release of the new version of First Resort Software. As a percentage of revenues, depreciation increased 0.6 points due to the increase in technology capital expenditures and the decrease in same store revenues.

     Goodwill amortization. Upon the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", goodwill is no longer being amortized as of January 1, 2002 (see Note 2).

     Interest and other expense, net. Interest expense, net of interest income, increased $1.4 million, or 45.2%, from $3.1 million in 2001 to $4.5 million in 2002, primarily due to increased debt levels and an increased weighted average borrowing rate. As a percentage of revenues, interest increased 1.0 point due to the increase in borrowing costs and a decrease in same-store revenues.

     Provision for income taxes. Provision for income taxes decreased $3.4 million, or 35.8%, from $9.6 million in 2001 to $6.2 million in 2002, primarily due to a decline in taxable income.

Beach
-----

     The following table sets forth the condensed consolidated results of operations for the three and nine months ended September 30, 2001 and 2002 for our Beach operations in Gulf Shores, Alabama; Bethany Beach, Delaware; Anna Maria Island, Beaches of South Walton, Bonita Springs, Bradenton, Captiva Island, Destin, Fort Myers, Fort Myers Beach, Fort Walton Beach, Lido Key, Longboat Key, Marco Island, Naples, Navarre Beach, New Port Richey, Okaloosa Island, Orlando, Panama City, Pensacola, Perdido Key, Sanibel Island, Sarasota, Siesta Key, Vanderbilt Beach and Venice, Florida; St. Simons Island, Georgia; Nantucket, Massachusetts; Outer Banks, North Carolina; Lake Erie Islands, Ohio; and Hilton Head Island, South Carolina.

                                               Three Months Ended September 30,        Nine Months Ended September 30,
(dollars in thousands)                                  2001              2002                2001               2002
                                            ----------------   ---------------     ---------------    ---------------
Revenues                                   $36,129   100.0%    $36,588   100.0%    $85,501   100.0%   $83,114   100.0%
Direct operating expenses                   15,659    43.3      15,207    41.6      38,883    45.5     38,704    46.6
General and administrative expenses          5,063    14.0       5,359    14.7      16,123    18.8     15,079    18.1
Other expenses from managed entities         1,607     4.5       1,954     5.3       3,763     4.4      4,699     5.7
                                           -------   -----     -------   -----     -------   -----    -------   -----
Operating income before depreciation
  and goodwill amortization                 13,800    38.2      14,068    38.4      26,732    31.3     24,632    29.6
Depreciation                                   450     1.2         488     1.3       1,199     1.4      1,447     1.7
Goodwill amortization                          822     2.3           -       -       2,364     2.8          -       -
                                           -------   -----     -------   -----     -------   -----    -------   -----
Operating income                           $12,528    34.7%    $13,580    37.1%    $23,169    27.1%   $23,185    27.9%
                                           =======   =====     =======   =====     =======   =====    =======   =====


Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001 - Beach

     Revenues. Revenues increased $458,000, or 1.3%, from $36.1 million in 2001 to $36.6 million in 2002. Excluding Other revenue from managed entities, revenues increased $112,000, or 0.3%, from $34.5 million in 2001 to $34.6 million in 2002, primarily due to an increase in real estate commissions in our Northwest Florida operations. This increase was partially offset by a 5.8% decline in gross lodging revenues primarily driven by a 1.0% decline in managed units.

     Direct operating expenses. Direct operating expenses decreased $452,000, or 2.9%, from $15.7 million in 2001 to $15.2 million in 2002, primarily due to cost reduction intiatives. As a percentage of revenues, direct operating expenses decreased 1.7 points due to the cost reduction initiatives.

     General and administrative expenses. General and administrative expenses increased $296,000, or 5.8%, from $5.1 million in 2001 to $5.4 million in 2002, primarily due to an increase in bad debt expense resulting from the write-off of certain receivables related to our Nantucket operations. As a percentage of revenues, general and administrative expenses increased 0.7 points due to the increase in expenses.

     Other expenses from managed entities. Other expenses from managed entities increased $347,000, or 21.5%, from $1.6 million in 2001 to $2.0 million in 2002, due to an increase in payroll for managed entities. These expenses are reimbursed at our cost by our entities under our management (see Note 2). The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities increased 0.8 points primarily due to an increase in these expenses.

     Depreciation. Depreciation increased $38,000, or 8.4%, from $450,000 in 2001 to $488,000 in 2002, primarily due to the increase in technology capital expenditures for our Beach operations. As a percentage of revenues, depreciation remained flat.

     Goodwill amortization. Upon the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," goodwill is no longer being amortized as of January 1, 2002 (see Note 2).

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001 - Beach

     Revenues. Revenues decreased $2.4 million, or 2.8%, from $85.5 million in 2001 to $83.1 million in 2002. Excluding Other revenues from managed entities, revenues decreased $3.3 million, or 4.1%, from $81.7 million in 2001 to $78.4 million in 2002, primarily due to a 7.5 percent decrease in gross lodging revenues driven by lower ADR and a 1.0% decline in managed units.

     Direct operating expenses. Direct operating expenses decreased $179,000, or 0.5%, from $38.9 million in 2001 to $38.7 million in 2002, primarily due a 0.7 point decline in occupancy. As a percentage of revenues, direct operating expenses increased 1.1 points due to the decrease in same-store revenues.

     General and administrative expenses. General and administrative expenses decreased $1.0 million, or 6.5%, from $16.1 million in 2001 to $15.1 million in 2002, primarily due to cost reduction initiatives. As a percentage of revenues, general and administrative expenses decreased 0.7 points due to the cost reduction initiatives.

     Other expenses from managed entities. Other expenses from managed entities increased $936,000, or 24.9%, from $3.8 million in 2001 to $4.7 million in 2002, due to an increase in payroll for managed entities. These expenses are reimbursed at our cost by entities under our management (see Note 2). The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities increased 1.3 points driven by the decrease in same-store revenues.

     Depreciation. Depreciation increased $248,000, or 20.7%, from $1.2 million in 2001 to $1.4 million in 2002, primarily due to the increase in technology capital expenditures. As a percentage of revenues, depreciation increased 0.3 points due to the increase in technology capital expenditures.

     Goodwill amortization. Upon the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," goodwill is no longer being amortized as of January 1, 2002 (see Note 2).

Hawaii
------

     The following table sets forth the condensed consolidated results of operations for the three and nine months ended September 30, 2001 and 2002 for our Hawaiian operations on the islands of Hawaii, Kauai, Maui and Oahu.

                                               Three Months Ended September 30,        Nine Months Ended September 30,
(dollars in thousands)                                  2001              2002                2001               2002
                                           -----------------   ---------------     ---------------    ---------------
Revenues                                   $13,343   100.0%    $13,950   100.0%    $40,657   100.0%   $39,777   100.0%
Direct operating expenses                    2,169    16.3       1,891    13.6       6,708    16.5      5,467    13.7
General and administrative expenses          1,817    13.6       2,046    14.7       5,356    13.2      6,247    15.7
Other expenses from managed entities         7,164    53.7       7,463    53.5      20,287    49.9     21,794    54.8
                                           -------   -----     -------   -----     -------   -----    -------   -----
Operating income before depreciation
  and goodwill amortization                  2,193    16.4       2,550    18.3       8,306    20.4      6,269    15.8
Depreciation                                   125     0.9         117     0.9         375     0.9        353     0.9
Goodwill amortization                           18     0.1           -       -          54     0.1          -       -
                                           -------   -----     -------   -----     -------   -----    -------   -----
Operating income                           $ 2,050    15.4%    $ 2,433    17.4%    $ 7,877    19.4%   $ 5,916    14.9%
                                           =======   =====     =======   =====     =======   =====    =======   =====


Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001 - Hawaii

     Revenues. Revenues increased $607,000, or 4.5%, from $13.3 million in 2001 to $14.0 million in 2002. Excluding Other revenue from managed entities, revenues increased $308,000, or 5.0%, from $6.2 million in 2001 to $6.5 million in 2002, primarily due to an increase in service fees and food and beverage sales.

     Direct operating expenses. Direct operating expenses decreased $278,000, or 12.8%, from $2.2 million in 2001 to $1.9 million in 2002, primarily due to cost reduction initiatives. As a percentage of revenues, direct operating expenses decreased 2.8 points primarily due to an increase in revenues.

     General and administrative expenses. General and administrative expenses increased $229,000, or 12.6%, from $1.8 million in 2001 to $2.0 million in 2002, primarily due to an increase in professional fees related to a favorable mediation settlement. As a percentage of revenues, general and administrative expenses increased 1.1 points due to the increase in general and administrative expenses.

     Other expenses from managed entities. Other expenses from managed entities increased $299,000, or 4.2%, from $7.2 million in 2001 to $7.5 million in 2002, due to an increase in payroll for managed entities. These expenses are reimbursed at our cost by entities under our management (see Note 2). The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities decreased 0.2 points primarily due to the increase in revenues.

     Depreciation. Depreciation decreased $8,000, or 6.4%, from $125,000 in 2001 to $117,000 in 2002, primarily due to certain in-service assets being fully depreciated. As a percentage of revenues, depreciation remained relatively flat.

     Goodwill amortization. Upon the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," goodwill is no longer being amortized as of January 1, 2002 (see Note 2).

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001 - Hawaii

     Revenues. Revenues decreased $880,000, or 2.2%, from $40.7 million in 2001 to $39.8 million in 2002. Excluding Other revenues from managed entities, revenues decreased $2.4 million, or 11.7%, from $20.4 million in 2001 to $18.0 million in 2002, primarily due to a 7.4% decrease in lodging revenues driven by a 8.1% decrease in ADR and a 2.2 point decrease in occupancy.

     Direct operating expenses. Direct operating expenses decreased $1.2 million, or 18.5%, from $6.7 million in 2001 to $5.5 million in 2002, primarily due to a 2.2 point decrease in occupancy. As a percentage of revenues, direct operating expenses decreased 2.8 points, primarily due to the decrease in occupancy.

     General and administrative expenses. General and administrative expenses increased $891,000, or 16.6%, from $5.4 million in 2001 to $6.2 million in 2002, primarily due to the incremental costs related to the 4.1% increase in managed units and an increase in professional fees related to a favorable mediation settlement. As a percentage of revenues, general and administrative expenses increased 2.5 points due to the increase in general and administrative expenses and the decrease in revenues.

     Other expenses from managed entities. Other expenses from managed entities increased $1.5 million, or 7.4%, from $20.3 million in 2001 to $21.8 million in 2002, due to an increase in payroll for managed entities. These expenses are reimbursed at our cost by entities under our management (see Note 2). The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities increased 4.9 points due to the increase in other expenses from managed entities and the decrease in revenues.

     Depreciation. Depreciation decreased $22,000, or 5.9%, from $375,000 in 2001 to $353,000 in 2002, primarily due to certain in-service assets being fully depreciated. As a percentage of revenues, depreciation remained relatively flat.

     Goodwill amortization. Upon the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," goodwill is no longer being amortized as of January 1, 2002 (see Note 2).

Mountain
--------

     The following table sets forth the condensed consolidated results of operations for the three and nine months ended September 30, 2001 and 2002 for our Mountain operations in Whistler, British Columbia; Aspen, Breckenridge, Crested Butte, Dillon, Keystone, Snowmass Village, Steamboat Springs and Telluride, Colorado; Sun Valley, Idaho; Big Sky, Montana; Mt. Bachelor and Sunriver, Oregon; Gatlinburg and Pigeon Forge, Tennessee; and The Canyons, Deer Valley and Park City, Utah.

                                               Three Months Ended September 30,        Nine Months Ended September 30,
(dollars in thousands)                                  2001              2002                2001               2002
                                           -----------------   ---------------     ---------------    ---------------
Revenues                                   $ 6,905   100.0%    $ 6,507   100.0%    $30,670   100.0%   $28,564   100.0%
Direct operating expenses                    5,360    77.6       5,083    78.1      18,080    59.0     17,459    61.1
General and administrative expenses          2,323    33.6       1,956    30.1       7,119    23.2      5,795    20.3
Other expenses from managed entities           143     2.1         172     2.6         582     1.9        579     2.0
                                           -------   -----     -------   -----     -------   -----    -------   -----
Operating (loss) income before depreciation
  and goodwill amortization                   (921)  (13.3)       (704)  (10.8)      4,889    15.9      4,731    16.6
Depreciation                                   277     4.0         233     3.6         854     2.7        750     2.6
Goodwill amortization                          294     4.3           -       -         882     2.9          -       -
                                           -------   -----     -------   -----     -------   -----    -------   -----
Operating (loss) income                    $(1,492)  (21.6)%   $  (937)  (14.4)%   $ 3,153    10.3%   $ 3,981    14.0%
                                           =======   =====     =======   =====     =======   =====    =======   =====


Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001 - Mountain

     Revenues. Revenues decreased $398,000, or 5.8%, from $6.9 million in 2001 to $6.5 million in 2002. Excluding Other revenue from managed entities, revenues decreased $427,000, or 6.3%, from $6.8 million in 2001 to $6.3 million in 2002, primarily due to an 8.1% decrease in gross lodging revenues driven by a 3.6 point decline in occupancy.

     Direct operating expenses. Direct operating expenses decreased $277,000, or 5.2%, from $5.4 million in 2001 to $5.0 million in 2002, primarily due to the decline in occupancy. As a percentage of revenues, direct operating expenses increased 0.5 points, primarily due to the decrease in revenues.

     General and administrative expenses. General and administrative expenses decreased $367,000, or 15.8%, from $2.3 million in 2001 to $2.0 million in 2002, primarily due to cost control initiatives. As a percentage of revenues, general and administrative expenses decreased 3.5 points, primarily due to the cost control initiatives.

     Other expenses from managed entities. Other expenses from managed entities increased $29,000, or 20.3%, from $143,000 in 2001 to $172,000 in 2002, due to an increase in payroll for managed entities. These expenses are reimbursed at our cost by entities under our management (see Note 2). The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities increased 0.5 points due to the increase in payroll for managed entities.

     Depreciation. Depreciation decreased $44,000, or 15.9%, from $277,000 in 2001 to $233,000 in 2002, primarily due to certain in-service assets being fully depreciated. As a percentage of revenues, depreciation remained relatively flat.

     Goodwill amortization. Upon the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," goodwill is no longer being amortized as of January 1, 2002 (see Note 2).

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001 - Mountain

     Revenues. Revenues decreased $2.1 million, or 6.9%, from $30.7 million in 2001 to $28.6 million in 2002. Excluding Other revenue from managed entities, revenues decreased $2.1 million, or 7.0%, from $30.1 million in 2001 to $28.0 million in 2002, primarily due to the 5.2% decrease in same-store lodging revenues primarily driven by lower occupancy.

     Direct operating expenses. Direct operating expenses decreased $621,000, or 3.4%, from $18.1 million in 2001 to $17.5 million in 2002, primarily due to the
2.1 point decrease in occupancy and cost reduction initiatives. As a percentage of revenues, direct operating expenses increased 2.1 points, primarily due to the decrease in same-store lodging revenues.

     General and administrative expenses. General and administrative expenses decreased $1.3 million, or 18.6%, from $7.1 million in 2001 to $5.8 million in 2002, primarily due to cost reduction initiatives. As a percentage of revenues, general and administrative expenses decreased 2.9 points due to cost reduction initiatives.

     Other expenses from managed entities. Other expenses from managed entities decreased $3,000, or 0.5%, from $582,000 in 2001 to $579,000 in 2002, due to a decrease in payroll for managed entities. These expenses are reimbursed at our cost by entities under our management (see Note 2). The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities remained relatively flat.

     Depreciation. Depreciation decreased $104,000, or 12.2%, from $854,000 in 2001 to $750,000 in 2002, primarily due to certain in-service assets being fully depreciated. As a percentage of revenues, depreciation remained relatively flat.

     Goodwill amortization. Upon the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," goodwill is no longer being amortized as of January 1, 2002 (see Note 2).

Desert
------

     The following table sets forth the condensed consolidated results of operations for the three and nine months ended September 30, 2001 and 2002 for our Desert operations in Phoenix, Scottsdale and Tucson, Arizona; and Palm Desert and Palm Springs, California.

                                               Three Months Ended September 30,        Nine Months Ended September 30,
(dollars in thousands)                                  2001              2002                2001               2002
                                            ----------------   ---------------     ---------------    ---------------
Revenues                                    $  308   100.0%    $   251   100.0%    $ 2,721   100.0%   $ 2 141   100.0%
Direct operating expenses                      298    96.8         334   133.1       1,253    46.1      1,184    55.3
General and administrative expenses            231    75.0         262   104.4         627    23.0        754    35.3
Other expenses from managed entities             -       -           -       -           -       -          -       -
                                            ------   -----     -------   -----     -------   -----    -------   -----
Operating (loss) income before depreciation
  and goodwill amortization                   (221)  (71.8)       (345)    N/M         841    30.9        203     9.4
Depreciation                                    21     6.8          13     5.2          71     2.6         41     1.9
Goodwill amortization                           54    17.5           -       -         162     6.0          -       -
                                            ------   -----     -------   -----     -------   -----    -------   -----
Operating (loss) income                     $ (296)  (96.1)%   $  (358)    N/M     $   608    22.3%   $   162     7.5%
                                            ======   =====     =======   =====     =======   =====    =======   =====


Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001 - Desert

     Revenues. Revenues decreased $57,000, or 18.5%, from $308,000 in 2001 to $251,000 in 2002 primarily due to the 26.6% decrease in lodging revenues primarily driven by a decline in managed units and a decline in occupancy.

     Direct operating expenses. Direct operating expenses increased $36,000, or 12.1%, from $298,000 in 2001 to $334,000 in 2002, primarily due to increased marketing expenditures by our Arizona operations. As a percentage of revenues, direct operating expenses increased 36.3 points due these increased expenditures.

     General and administrative expenses. General and administrative expenses increased $31,000, or 13.4%, from $231,000 in 2001 to $262,000 in 2002, primarily due to increased payroll related to certain managerial changes and an increase in insurance costs. As a percentage of revenues, general and administrative expenses increased 29.4 points due to the increase in general and administrative expenses and the decrease in lodging revenues.

     Other expenses from managed entities. These operations do not have any arrangements with managed entities to receive reimbursements for any payroll related costs.

     Depreciation. Depreciation decreased $8,000, or 38.1%, from $21,000 in 2001 to $13,000 in 2002, primarily due to certain in-service assets being fully depreciated. As a percentage of revenues, depreciation decreased 1.6 points due to the decrease in depreciation expense.

     Goodwill amortization. Upon the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," goodwill is no longer being amortized as of January 1, 2002. The goodwill balances related to our Desert operations were considered impaired upon the January 1, 2002 adoption of this standard. As a result, we recorded a non-cash $8.1 million write-down of goodwill, partially off-set by a $1.9 million income tax benefit (see Note 2).

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001 - Desert

     Revenues. Revenues decreased $580,000, or 21.3%, from $2.7 million in 2001 to $2.1 million in 2002, primarily due to the 22.4% decrease in lodging revenues primarily driven by a 1.7 point decline in occupancy and a 17.5% decline in managed units.

     Direct operating expenses. Direct operating expenses decreased $69,000, or 5.5%, from $1.3 million in 2001 to $1.2 million in 2002, primarily due to the decrease in units under management. As a percentage of revenues, direct operating expenses increased 9.2 points, primarily due to the decrease in lodging revenues.

     General and administrative expenses. General and administrative expenses increased $127,000, or 20.3%, from $627,000 in 2001 to $754,000 in 2002, primarily due to the opening of a new office and an increase in insurance costs. As a percentage of revenues, general and administrative expenses increased 12.3 points, primarily due to the increase in general and administrative expenses and the decrease in lodging revenues.

     Other expenses from managed entities. These operations do not have any arrangements with managed entities to receive reimbursements for any payroll related costs.

     Depreciation. Depreciation decreased $30,000, or 42.3%, from $71,000 in 2001 to $41,000 in 2002, primarily due to certain in-service assets being fully depreciated. As a percentage of revenues, depreciation decreased 0.7 points due the decrease in depreciation.

     Goodwill amortization. Upon the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," goodwill is no longer being amortized as of January 1, 2002. The goodwill balances related to our Desert operations were considered impaired upon the January 1, 2002 adoption of this standard. As a result, we recorded a non-cash $8.1 million write-down of goodwill, partially off-set by a $1.9 million income tax benefit (see Note 2).

Other
-----

     The following table sets forth the condensed consolidated results of operations for the three and nine months ended September 30, 2002 and 2001 for our Other operations comprised of ResortQuest Technologies and corporate.

                                               Three Months Ended September 30,        Nine Months Ended September 30,
(dollars in thousands)                                 2001               2002                2001               2002
                                            ---------------    ---------------    ----------------   ----------------
Revenues                                    $  911    100.0%   $   689   100.0%   $  2,604   100.0%  $  2,261   100.0%
Direct operating expenses                      529     58.1        481    69.8       1,495    57.4      1,406    62.2
General and administrative expenses          6,644    729.3      3,681   534.3      13,330   511.9     11,088   490.4
Other expenses from managed entities             -        -          -       -           -       -          -       -
                                           -------   ------    -------   -----    --------   -----   --------   -----
Operating (loss) income before depreciation
  and goodwill amortization                 (6,262)     N/M     (3,473)    N/M     (12,221)    N/M    (10,233)    N/M
Depreciation                                   503     55.2        919   133.4       1,356    52.1      2,141    94.7
Goodwill amortization                          255     28.0          -       -         765    29.4          -       -
                                           -------    -----    -------   -----    --------   -----   --------   -----
Operating (loss) income                    $(7,020)     N/M    $(4,392)    N/M    $(14,342)    N/M   $(12,374)    N/M
                                           =======    =====    =======   =====    ========   =====   ========   =====


Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001 - Other

     Revenues. Revenues decreased $222,000, or 24.4%, from $911,000 in 2001 to $689,000 in 2002, primarily due to a decline in software activities and a $90,000 decline in revenues from our European alliance partner.

     Direct operating expenses. Direct operating expenses decreased $48,000, or 9.1%, from $529,000 in 2001 to $481,000 in 2002, primarily due to a decline in software activities. As a percentage of revenues, direct operating expenses increased 11.7 points, primarily due to the decrease in revenues.

     General and administrative expenses. General and administrative expenses decreased $2.9 million, or 44.6%, from $6.6 million in 2001 to $3.7 million in 2002. Excluding the $3.8 million and $625,000 in items management considers as unusual items and other charges (see Note 4) recorded in 2001 and 2002, respectively, general and administrative expenses increased $261,000, or 9.3%, from $2.8 million to $3.1 million, primarily due to the regional accounting center and new technology office that opened last fall.

     Other expenses from managed entities. These operations do not have any arrangements with managed entities to receive reimbursements for any payroll related costs.

     Depreciation. Depreciation increased $416,000, or 82.7%, from $503,000 in 2001 to $919,000 in 2002, primarily due to increased technology capital expenditures related to enhancements to our website and the release of the new version of First Resort Software. As a percentage of revenues, depreciation increased 78.2 points due primarily to the increase in technology capital expenditures.

     Goodwill amortization. Upon the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," goodwill is no longer being amortized as of January 1, 2002 (see Note 2).

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001 - Other

     Revenues. Revenues decreased $343,000, or 13.2%, from $2.6 million in 2001 to $2.3 million in 2002, primarily due to a decline in software activities.

     Direct operating expenses. Direct operating expenses decreased $89,000, or 6%, from $1.5 million in 2001 to $1.4 million in 2002, primarily due to a decline in software activities. As a percentage of revenues, direct operating expenses increased 4.8 points primarily due to the decrease in revenues.

     General and administrative expenses. General and administrative expenses decreased $2.2 million, or 16.8%, from $13.3 million in 2001 to $11.1 million in 2002. Excluding the $3.8 million and $1.1 million in items management considers as unusual items and other charges (see Note 4) recorded in 2001 and 2002, respectfully, general and administrative expenses increased $480,000, or 5.1%, primarily due to increased staffing at the new technology office that was opened last fall.

     Other expenses from managed entities. These operations do not have any arrangements with managed entities to receive reimbursements for any payroll related costs.

     Depreciation. Depreciation increased $785,000, or 57.9%, from $1.4 million in 2001 to $2.1 million in 2002, primarily due to increased technology capital expenditures related to enhancements to our website and the release of the new version of First Resort Software. As a percentage of revenues, depreciation increased 42.6 points due to the increase in technology capital expenditures.

     Goodwill amortization. Upon the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," goodwill is no longer being amortized as of January 1, 2002 (see Note 2).

Liquidity and Capital Resources
-------------------------------

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

     We generated $7.9 million of cash in operating activities for the nine months ended September 30, 2002 primarily due to decreases in cash held in escrow and trade and other receivables. Cash used in investing activities was approximately $8.7 million for the nine months ended September 30, 2002, due to $3.0 million in net acquisition related payments and $5.7 million in purchases of property, equipment and software. The majority of these costs represent our continued investment in the new release of our First Resort Software product launched in July 2002. For the nine months ended September 30, 2002, cash used in financing activities totaled $2.0 million, primarily due to net borrowings under our Credit Facility.

     At September 30, 2002, we had approximately $15.5 million in cash, of which $14.0 million represents cash held in escrow. The cash held in escrow is released at varying times in accordance with state regulations, generally based upon the guest stay or, in the case of real estate sales deposits, when the property is sold. At September 30, 2002, we had a working capital deficit of $17.5 million and up to $9.1 million remaining, subject to certain restrictions, available under our Credit Facility. We anticipate that our cash flows from operations will provide cash in excess of our normal working capital needs, debt service requirements and planned capital expenditures over the next year.

Long-Term Borrowings
--------------------

     As of September 30, 2002, our long-term debt, including current maturities, was comprised of $50.0 million in Senior Notes due June 2004, $30.9 million in borrowings under our Credit Facility that expires in January 2004 and $65,000 in capital lease obligations and other borrowings assumed in connection with certain acquisitions that have varying maturities through 2004. At September 30, 2002 the Company was in compliance with all covenants of our borrowing agreements. Based on current forecasts that include estimated severance charges (see Note 9), management is anticipating that the Company will not be in compliance with certain debt covenants of our Credit Facility and $50.0 million Senior Secured Notes at December 31, 2002. Management and the lenders are currently in discussion to amend the borrowing agreements. Significant changes to the current terms of the agreements may result from any amendment. These changes may include certain restrictive covenants and higher interest rates.

Registration and Equity Offerings
---------------------------------

     We have registered 8.0 million shares of common stock through various shelf registration statement filings. As of September 30, 2002, we had issued 3,289,487 shares under these shelf registration statements in connection with acquisitions, with the remaining 4,710,513 shares available for future acquisitions.

Acquisition Strategy
--------------------

     Although our strategy is to focus on internal growth, we intend to continue to pursue, subject to our debt agreements, selected acquisition opportunities in strategic and existing markets. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into our operations without substantial costs, delays or other operational or financial problems. Increased competition for acquisition candidates may develop, in which event there may be fewer acquisition opportunities available to us, as well as higher acquisition prices. Furthermore, acquisitions involve a number of risks, including the failure of acquired companies to achieve anticipated results, diversion of management's attention, failure to retain key personnel, risks associated with unanticipated events or liabilities and amortization of acquired intangible assets. Some or all of these could have a material adverse effect on our business, financial condition and results of operations.

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

Non-Compete and Employment Agreements
-------------------------------------

      We have entered into non-compete agreements with many of the former owners of the companies that now comprise ResortQuest. These non-compete agreements are generally three to five years in length effective the day the operations are merged with ResortQuest. Additionally, we have entered into employment agreements with many of these former owners, all senior corporate officers and several key employees. Among other things, these agreements allow for severance payments and some include acceleration of stock option awards upon a change in control of ResortQuest, as defined under the agreements. At September 30, 2002, the maximum amount of compensation that would be payable under all agreements if a change in control occurred without prior written notice would have been approximately $16.0 million.

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

Critical Accounting Policies and Estimates
------------------------------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and assumptions, including those related to bad debts, trade and other receivables, valuation of property, equipment and software, goodwill, self-insurance reserves, contingencies and litigation. Our estimates and assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. We believe the following critical accounting policies affect our more significant estimates and assumptions used in preparing our condensed consolidated financial statements. Actual results could differ from our estimates.

     Trade and other receivables are reflected net of an estimated allowance for doubtful accounts. This estimate is based primarily on historical experience and assumptions with respect to future payment trends.

     Property, equipment and software are stated at cost, or in the case of equipment acquired under capital lease, the present value of future lease payments, less accumulated depreciation. Certain costs for developing, customizing and installing software for internal use and for sale to third parties are capitalized. Revenues related to the sale of software to third parties are recognized when the systems are installed. Depreciation is computed using the straight-line method over the estimated useful lives of the recorded assets or the lease terms. We periodically, or upon the occurrence of certain events, review the balances of these long-lived assets for possible impairment. The assessment of long-lived assets for impairment requires us to make certain judgments and estimates, including the estimate of cash flows from the respective assets.

     In accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002, the goodwill balance recorded by the Company is no longer being amortized, but is reviewed annually, and upon the occurrence of certain events, for impairment. The calculation of the impairment charge recorded on January 1, 2002 requires us to make estimates of future cash flows with respect to the identified net assets acquired. Prior to January 1, 2002, goodwill had been amortized on a straight-line basis over 40 years, other than that associated with the acquisition of First Resort Software, Inc., which had been amortized over 15 years.

     We are self-insured for various levels of workers' compensation and employee medical and dental insurance coverage. Insurance reserves include the present values of projected settlements for claims. Projected settlements are estimated based on historical trends and actuarial data.

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

     Revenues are primarily derived through property management fees, service fees and real estate commissions. Property management fees are recognized as services are provided. Real estate commissions are recognized for real estate brokerage commissions at time of closing.

New Accounting Pronouncements
-----------------------------

     During the quarter ended March 31, 2002, we changed our method of accounting for reimbursable costs to conform to the Financial Accounting Standards Board's Emerging Issues Task Force Consensus No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" ("EITF No. 01-14"), issued earlier this year and effective for us on January 1, 2002. As a result, reimbursements received are recorded as revenue and the costs incurred on behalf of managed associations and properties are recorded as expenses. These costs, which relate primarily to payroll costs at managed properties and associations where we are the employer, are reflected in other revenue and expenses, from managed entities in the condensed consolidated statements of income. Revenues and expenses for the prior periods have been reclassified to conform with the current year presentation. As the reimbursements are made based upon the costs incurred with no added margin resulting in the expenses and related revenues being identical, the adoption of EITF No. 01-14 did not have any effect on our operating income, total or per share net income, cash flows or financial position.

     In June 2001, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standard No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 eliminated the poolings-of-interest method of accounting for business combinations and requires all transactions initiated after June 30, 2001, to be accounted for using the purchase method. Under Statement No. 142, goodwill related to our future acquisitions is not subject to amortization, and goodwill related to our historical acquisitions is no longer amortized as of January 1, 2002. Goodwill is subject to reviews for impairment annually and upon the occurrence of certain events, and if impaired, a write-down will be recorded. Upon our adoption of Statement No. 142, each of our geographical resort regions with assigned goodwill was valued as a reporting unit. If the fair value of the reporting unit was greater than the book value, including assigned goodwill, no further testing was required. However, if the book value, including goodwill, was greater than the fair value of the reporting unit, the assets and liabilities of the reporting unit and the fair value of the assets is the implied fair value of goodwill. To the extent that the implied fair value of goodwill was less than the book value of goodwill, an impairment charge was recognized as a cumulative effect of a change in accounting principle. Based on this test, we recorded a non-cash $8.1 million write-down of our goodwill related to our Desert resort operations, partially off-set by a $1.9 million income tax benefit. The Desert resort operations are expected to continue to experience declining cash flows as a result of the economics of the Desert markets. See Note 2 for the table presenting the adjusted net income and earnings per share excluding goodwill amortization.

     We have completed the process of evaluating the impact of Statement No. 143, "Accounting for Asset Retirement Obligations," and we do not expect this statement to have a material impact on our financial position or results of operations upon its adoption in 2003. Effective January 1, 2002 we adopted Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"; the adoption of this statement did not have a material impact to our financial position or results of operations. Also during the quarter ended June 30, 2002, Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued and is effective for activities initiated after December 31, 2002. We do not expect Statement No. 146 to have a material impact on our financial position or results of operation upon its adoption in 2003.

Risks Associated With Forward Looking Statements
------------------------------------------------

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

                         ResortQuest International, Inc.
                             Performance Statistics
                                Total System (2)

                                                Three Months Ended                       Nine Months Ended
                                             Sept 30,      Sept 30,                  Sept 30,      Sept 30,
                                                2001          2002        VAR           2001          2002     VAR
                                            --------      --------       -----       -------       -------    -----
Beach
  Gross Lodging Revenues(1)                  $ 92,650      $ 87,258      (5.8)%      $195,256     $180,696    (7.5)%
  Occupancy                                      55.1%         55.3%      0.2 pts        53.6%        53.0%   (0.7)pts
  ADR                                        $ 215.47      $ 217.27       0.8 %      $ 165.92     $ 164.22    (1.0)%
  RevPAU                                     $ 118.66      $ 120.26       1.3 %      $  89.00     $  86.97    (2.3)%
  Total Rental Units                            9,452         9,361      (1.0)%         9,452        9,361    (1.0)%

Hawaii
  Gross Lodging Revenues(1)                  $ 37,532      $ 37,952       1.1 %      $116,673     $108,013    (7.4)%
  Occupancy                                      70.5%         70.6%      0.1 pts        74.7%        72.5%   (2.2)pts
  ADR                                        $ 118.67      $ 113.57      (4.3)%      $ 117.90     $ 108.40    (8.1)%
  RevPAU                                     $  83.64      $  80.13      (4.2)%      $  88.08     $  78.55   (10.8)%
  Total Rental Units                            5,292         5,508       4.1 %         5,292        5,508     4.1 %

Mountain
  Gross Lodging Revenues(1)                  $ 10,361      $  9,523      (8.1)%      $ 49,556     $ 47,247    (4.7)%
  Occupancy                                      37.1%         33.5%     (3.6)pts        38.2%        35.4%   (2.8)pts
  ADR                                        $ 115.55      $ 117.30       1.5 %      $ 173.48     $ 178.13     2.7 %
  RevPAU                                     $  42.88      $  39.24      (8.5)%      $  66.26     $  63.09    (4.8)%
  Total Rental Units                            3,173         3,230       1.8 %         3,173        3,230     1.8 %

Desert
  Gross Lodging Revenues(1)                  $    715      $    525     (26.6)%      $  6,752     $  5,238   (22.4)%
  Occupancy                                      31.4%         24.7%     (6.7)pts        43.5%        41.8%   (1.7)pts
  ADR                                        $  51.68      $  57.18      10.6 %      $ 110.48     $ 111.55     1.0 %
  RevPAU                                     $  16.22      $  14.11     (13.0)%      $  48.09     $  46.68    (2.9)%
  Total Rental Units                              526           434     (17.5)%           526          434   (17.5)%

Total
  Gross Lodging Revenues(1)                  $141,258      $135,258      (4.2)%      $368,237     $341,194    (7.3)%
  Occupancy                                      56.1%         55.9%     (0.2)pts        57.0%        55.8%   (1.1)pts
  ADR                                        $ 166.23      $ 163.72      (1.5)%      $ 146.52     $ 141.64    (3.3)%
  RevPAU                                     $  93.22      $  91.45      (1.9)%      $  83.56     $  79.09    (5.3)%
  Total Rental Units                           18,443        18,533       0.5 %        18,443       18,533     0.5 %

(1) Lodging revenues are in thousands and represent the total rental charged to property rental customers. Our revenue represents from 3 percent to over 40 percent of the lodging revenues based on the services provided by us.

(2) Total system statistics include all non-exclusive management contracts from the period under management through September 30, 2001 and September 30, 2002. Excluded from these statistics are non-exclusive management contracts which approximated 1,400 units as of September 30, 2001 and 1,500 as of September 30, 2002. Also excluded from these statistics are owner use nights and renovation nights which were approximately 12.6 percent of gross available nights in the three months ended September 30, 2001, and 12.8 percent of gross available nights in the three months ended September 30, 2002, 13.2 percent of gross available nights in the nine months ended September 30, 2001, and 13.5 percent of gross available nights in the nine months ended September 30, 2002.

                         ResortQuest International, Inc.
                             Performance Statistics
                                 Same-Store (2)

                                                Three Months Ended                       Nine Months Ended
                                             Sept 30,      Sept 30,                  Sept 30,      Sept 30,
                                                2001          2002       VAR            2001         2002      VAR
                                             -------       -------      -----        -------       -------    -----
Beach
  Gross Lodging Revenues(1)                 $ 92,650      $ 87,258      (5.8)%       $147,514     $140,987    (4.4)%
  Occupancy                                     55.1%         55.3%      0.2 pts         53.7%        53.8%    0.1pts
  ADR                                       $ 215.47      $ 217.27       0.8 %       $ 142.87     $ 142.46    (0.3)%
  RevPAU                                    $ 118.66      $ 120.26       1.3 %       $  76.76     $  76.71    (0.1)%
  Total Rental Units                           9,452         9,361      (1.0)%          8,080        8,206     1.6 %

Hawaii
  Gross Lodging Revenues(1)                 $ 37,532      $ 37,952       1.1 %       $116,673     $108,013    (7.4)%
  Occupancy                                     70.5%         70.6%      0.1 pts         74.7%        72.5%   (2.2)pts
  ADR                                       $ 118.67      $ 113.57      (4.3)%       $ 117.90     $ 108.40    (8.1)%
  RevPAU                                    $  83.64      $  80.13      (4.2)%       $  88.08     $  78.55   (10.8)%
  Total Rental Units                           5,292         5,508       4.1 %          5,292        5,508     4.1 %

Mountain
  Gross Lodging Revenues(1)                 $ 10,361      $  9,523      (8.1)%       $ 46,674     $ 44,233    (5.2)%
  Occupancy                                     37.1%         33.5%     (3.6)pts         37.0%        34.9%   (2.1)pts
  ADR                                       $ 115.55      $ 117.30       1.5 %       $ 176.09     $ 180.82     2.7 %
  RevPAU                                    $  42.88      $  39.24      (8.5)%       $  65.10     $  63.02    (3.2)%
  Total Rental Units                           3,173         3,230       1.8 %          2,983        3,057     2.5 %

Desert
  Gross Lodging Revenues(1)                 $    715      $    525     (26.6)%       $  6,752     $  5,238   (22.4)%
  Occupancy                                     31.4%         24.7%     (6.7)pts         43.5%        41.8%   (1.7)pts
  ADR                                       $  51.68      $  57.18      10.6 %       $ 110.48     $ 111.55     1.0 %
  RevPAU                                    $  16.22      $  14.11     (13.0)%       $  48.09     $  46.68    (2.9)%
  Total Rental Units                             526           434     (17.5)%            526          434   (17.5)%

Total
  Gross Lodging Revenues(1)                 $141,258      $135,258      (4.2)%       $317,613     $298,471    (6.0)%
  Occupancy                                     56.1%         55.9%     (0.2)pts         57.2%        56.6%   (0.7)pts
  ADR                                       $ 166.23      $ 163.72      (1.5)%       $ 135.25     $ 131.04    (3.1)%
  RevPAU                                    $  93.22      $  91.45      (1.9)%       $  77.39     $  74.12    (4.2)%
  Total Rental Units                          18,443        18,533       0.5 %         16,881       17,205     1.9 %

(1) Lodging revenues are in thousands and represent the total rental charged to property rental customers. Our revenue represents from 3 percent to over 40 percent of the lodging revenues based on the services provided by us.

(2) For better comparability, the three months ended September 30 statistics exclude all non-exclusive management contracts, which approximated 1,500 units as of September 30, 2002. The nine months ended September 30 excluded all non-exclusive management contracts as well as properties that were not acquired by ResortQuest prior to the third quarter of 2001, which approximated 1,500 units as of September 30, 2002. Also excluded from these statistics are owner use nights and renovation nights which were approximately 12.6 percent of gross available nights in the three months ended September 30, 2001, and 12.8 percent of gross available nights in the three months ended September 30, 2002, 12.8 percent of gross available nights in the nine months ended September 30, 2001, and 13.0 percent of gross available nights in the nine months ended September 30, 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     We do not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and we do not hold any financial instruments for trading purposes. At September 30, 2002, $30.9 million of our long-term borrowings accrue interest at variable interest rates. Based on this debt level, annual interest expense would increase by approximately $173,000, if interest rates were to increase by 56 basis points, or 10%, over the current weighted average interest rate of these variable rate borrowings.

Item 4.  Controls and Procedures
--------------------------------

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
--------------------------

     On May 26, 2000, Hotel Corp. of the Pacific, Inc., a subsidiary of ResortQuest International doing business as Aston Hotels & Resorts, instituted legal proceedings in the Circuit Court for the First Circuit of Hawaii against Andre S. Tatibouet, the president of Hotel Corp. This action arose out of a document styled "Cooperation Agreement" that was signed by Andre S. Tatibouet, purporting to act on behalf of Hotel Corp., on the one hand, with Cendant Global Services B.V. and Aston Hotels & Resorts International, Inc., on the other hand. The Cooperation Agreement contains several provisions that are detrimental to Hotel Corp., including provisions purporting to transfer certain intellectual property and limit certain intellectual property rights held by Hotel Corp. Monetary damages for breach of fiduciary duty, fraud, and negligent misrepresentation were sought by Hotel Corp. By order of the Circuit Court, the claims asserted by Hotel Corp. in the lawsuit were consolidated with an arbitration demand, filed with the American Arbitration Association by Mr. Tatibouet, in which he alleged various breaches of his employment agreement with Hotel Corp.

     The arbitration hearing took place in September 2001, where Mr. Tatibouet claimed damages of approximately $17.5 million and ResortQuest claimed damages of approximately $4.7 million. On March 14, 2002, the arbitration panel issued its Reasoned Opinion and Final Award. The panel concluded that Mr. Tatibouet had breached his fiduciary duty to Hotel Corp. and awarded Hotel Corp. $55,559 related to the reimbursement of certain legal expenses. The panel denied all of Mr. Tatibouet's claims and requests for damages as well as declaratory and other relief.

     On May 26, 2000, ResortQuest International and Hotel Corp. bought and action in the Circuit Court for the First Circuit of Hawaii against Cendant Corporation, Aston Hotels & Resort International Inc. and Cendant Global Services B.V ("Defendants") seeking damages for breach of contract against Cendant, and the equitable remedies or rescission and replevin. This action arose out of Mr. Andre S. Tatibouet's purported negotiation on behalf of Hotel Corp. of the Pacific, Inc., a subsidiary of ResortQuest International, of a document styled Cooperation Agreement.

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


Item 3.  Defaults Upon Senior Securities
----------------------------------------
     Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     Not applicable.


Item 5.  Other Information
--------------------------
     Not applicable.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits filed herewith
      10.1 - Form of Consulting Agreement between the Company and Joseph V. Vittoria dated October 6, 2002
      10.2 - Form of Employment Agreement between the Company and James S. Olin dated October 6, 2002
      10.3 - Form of Employment Agreement between the Company and
             J. Mitchell Collins dated October 6, 2002
      10.4 - Form of Employment Agreement between the Company and
             L. Park Brady dated October 9, 2002
      10.5 - Form of Employment Agreement between the Company and Stephen D. Caron dated October 9, 2002
      10.6 - Form of Employment Agreement between the Company and Robert J. Adams dated October 9, 2002
      99.1 - Certification of Chief Executive Officer
      99.2 - Certification of Chief Financial Officer

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended September 30, 2002.

Signature
---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RESORTQUEST INTERNATIONAL, INC.

November 14, 2002                           By: /s/ J. Mitchell Collins
                                               ---------------------------
                                               J. Mitchell Collins
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer,
                                               Chief Accounting Officer
                                               and Duly Authorized Officer)

Certification of Chief Executive Officer ResortQuest International, Inc.
------------------------------------------------------------------------

I, James S. Olin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ResortQuest International, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

                                                   /s/ James S. Olin
                                                   -----------------------------
                                                   Name: James S. Olin
                                                         President and
                                                         Chief Executive Officer

Subscribed and sworn to before me
This 14th day of November, 2002.

/s/ Karen M. Ray
---------------------------------
Name:  Karen Ray
Title: Notary Public

My Commission Expires: January 11, 2006.

Certification of Chief Financial Officer ResortQuest International, Inc.
------------------------------------------------------------------------

I, J. Mitchell Collins, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ResortQuest International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

                                              /s/ J. Mitchell Collins
                                              ----------------------------------
                                              Name: J. Mitchell Collins
                                                    Executive Vice President and
                                                    Chief Financial Officer

Subscribed and sworn to before me
This 14th day of November, 2002.

/s/ Karen M. Ray
---------------------------------
Name:  Karen Ray
Title: Notary Public

My commission expires: January 11, 2006.