Form 10-K
period 2002-12-31
RESORTQUEST INTERNATIONAL INC
filed 2003-03-31
CIK 1057507

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K

      (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD TO _______________.

                         Commission file number 1-14115

                         RESORTQUEST INTERNATIONAL, INC.

                 DELAWARE                               62-1750352
       (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)            Identification Number)

            530 OAK COURT DRIVE
                 SUITE 360                                38117
                MEMPHIS, TN                             (Zip Code)
 (Address of principal executive offices)

                                 (901)762-0600
              (Registrant's telephone number including area code)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                     ON WHICH REGISTERED
           -------------------                     -------------------
       Common Stock, $.01 par value              New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT.

                                      NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

      The aggregate market value of the registrant's common stock held by non-affiliates computed by reference to the closing price at which the stock was sold on June 28, 2002 was approximately $102.5 million.

      The number of shares outstanding of each of the registrant's classes of common stock as of March 10, 2003 was 19,251,749 shares of common stock, all of one class.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2002 Annual Report to Shareholders            Parts I, II and IV

                                     PART I

ITEM 1. BUSINESS

I.   GENERAL

   ResortQuest is one of the world's leading providers of vacation condominium and home rental property management services in premier destination resorts located in the United States and Canada. ResortQuest is a Delaware corporation that was formed during 1998. We have developed the first and only branded international network of vacation rental properties, and currently offer management services to over 20,000 rental properties. We have one operating segment, property management, which is managed as one business unit. The results of our ResortQuest Technologies and corporate are included in our other segment. Our property management operations are in more than 50 premier resort locations in the Beach, Hawaii, Mountain and Desert geographical regions.

   Our rental properties are generally second homes or investment properties owned by individuals who assign us the responsibility of managing, marketing and renting their properties. We earn management fees as a percentage of the rental income from each property, but have no ownership interest in the properties. In addition to the vacation property management business, we offer real estate brokerage services and other rental and property owner services. We have also developed an industry leading proprietary vacation rental management software, First Resort Software, with over 900 licenses sold to vacation property management companies.

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

   Utilizing our marketing database, we market our properties through national cable television ad campaigns and various other media channels. We have significant distribution through ResortQuest.com, our proprietary website offering "real-time" reservations, and our inventory distribution partnerships that include Expedia, Travelocity, Condosaver.com, retail travel agents, travel wholesalers and others. We are constantly enhancing our website to improve the booking experience for leisure travelers. In addition to detailed property descriptions, virtual tours, interior and exterior photos, floor plans and local information, vacationers can search for properties by date, activity, event or location; comparison shop among similar vacation rental units; check for special discounts and promotions; and obtain maps and driving directions.

   We make available, free of charge, on our website, Resortquest.com, through the Investor Relations page, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to all those reports as soon as reasonably practicable after we file or (furnish) such reports to the U.S. Securities and Exchange Commission.

II.   INDUSTRY OVERVIEW

   U.S. VACATION RENTAL INDUSTRY. Our operations are focused in the pleasure travel area of the United States travel and tourism industry, specifically the leisure segment. The leisure segment represents all trips taken for vacation purposes other than those trips to visit family or friends. As the seasonality in many resort destinations undermines hotel economics, resort destinations often have fewer traditional hotels resulting in condominiums and homes being the predominant lodging option. These destinations, however, offer a comparatively large choice of condominiums and homes (sometimes both timeshare and privately-owned).

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

Most vacation condominiums and homes are second homes owned by individuals who cannot or do not want to manage their properties. The U.S. Census Bureau estimates that there are approximately 6 million second homes including condominiums and timeshares in the U.S., with the top five states being California, Florida, New York, Texas and Pennsylvania. Local vacation property rental and management companies also contract with homeowners to manage the properties and rent them to vacationers when the owner is not using them. The vacation rental property managers facilitate the rental process by handling most, if not all aspects of interaction with vacationers, including generating reservations, processing rental payments and security deposits, operating check-in and check-out locations, coordinating inspections and maintenance and providing housekeeping services. Vacation homeowners are drawn to the rental market by the ability to use the income received to defray the cost of ownership.

   Information in this industry is highly fragmented and difficult to accumulate at a macro-level. We estimate that the U.S. vacation and rental market for homes and condominiums, excluding timeshare rentals, is over $10 billion in gross lodging revenues annually. Additionally, we estimate the market to consist of over 4,000 companies that manage over 600,000 condominiums and homes, with no company except ResortQuest managing more than 20,000 units, and virtually all of our competitors focused in single resort markets.

   ON-LINE TRAVEL INDUSTRY. According to the Travel Industry Association of America ("TIA"), 39 million people in the U.S. used the Internet to make travel reservations in 2002. This is a 25% increase from 2001's 31 million. A recent study by the TIA indicated that the on-line traveler market has grown steadily from 27 million users in 1996 to 96 million users in 2002, a compounded annual growth rate of approximately 24%.

III. BUSINESS STRATEGY

   Our objective is to enhance our position as a leading provider of premier condominium and home rentals in destination resorts by pursuing the following elements of our business strategy:

   CONTINUE TO BUILD THE RESORTQUEST BRAND. Prior to ResortQuest, there was no national brand for vacation condominium and home rentals, no industry standards for quality and a general lack of access to reliable information regarding rental opportunities for vacationers. We have increased the information available to vacationers, established the first international and national brand in the fragmented vacation rental industry, and continue to provide vacationers with high quality condominium and home rentals. The ResortQuest brand is designed to ensure that a vacation rental meets customer expectations by providing a basic, standardized level of products and services and by consistently categorizing accommodations based on quality, appearance and amenities.

   CAPITALIZE ON TECHNOLOGY. We market our properties through various media channels and have significant Internet distribution through ResortQuest.com, our proprietary web site offering "real time" on-line reservation booking capabilities, and our travel marketing agreements with global inventory distribution partners. ResortQuest Technologies, a division of ResortQuest is focused on Internet marketing and inventory distribution using our one of a kind "middleware technology" that links the inventory directly to the distribution channels. In addition to detailed property descriptions, virtual tours, interior and exterior photos and floor plans, and local information available on our web site, vacationers can search for properties by date; view activities and events by location; comparison shop among similar vacation rental units; check for special discounts and promotions; and obtain maps and driving directions.

   OFFER VACATIONERS SUPERIOR CUSTOMER SERVICE. We believe that maintaining superior levels of customer service is critical to maintaining a reputation for high quality condominiums and homes and for attracting new customers. Vacationers typically rent vacation condominiums and homes for greater space and flexibility, but these customers also frequently desire many of the amenities and services of hotel accommodations. As a result, we require all of our operations to deliver a standardized, basic level of amenities and services designed to enhance the vacationer's overall experience. We have established a detailed listing of basic standards relating to conveniently located check-in and check-out locations, efficient check-in and check-out procedures, extended front desk hours, cleanliness of units and access to emergency contacts and maintenance personnel. We also strive to offer maximum flexibility to meet the varied needs of our vacationers and in most markets can arrange for services such as golf tee times, bicycle rentals, ski lift tickets, grocery delivery or restaurant reservations. By offering the convenience and accommodations of a condominium or home while providing many of the amenities and services of a hotel, we believe we will continue to strengthen the loyalty of our existing customers and attract new vacationers into the vacation condominium and home rental market.

   ENHANCE VALUE FOR PROPERTY OWNERS. We provide property owners with superior management services by combining local management expertise with the marketing power and resources of a leading international brand, which work to increase rental income through increased occupancy and rental rates. Since substantially all of the condominiums and homes managed by us are second homes with absentee owners, we offer a range of high quality vacation rental and property management services designed to meet the broad real estate needs of these owners. In most markets, we will assume broad responsibility for the condominium or home, from marketing and coordinating all aspects of renting the individual condominium or home to managing common areas and homeowners' associations. In addition, we provide owners with concise, timely and accurate monthly statements and payments for the rental and management of their condominiums and homes. Property owners also benefit from our QuestPerks program, which offers discounts on lodging, air travel and car rentals. We believe that our reputation for high quality, comprehensive management services, marketing and distribution capabilities is a key competitive advantage in increasing the number of condominiums and homes under our management within our existing markets.

   CAPITALIZE ON THE EXPERIENCE OF SENIOR MANAGEMENT. Our senior management team, as discussed within item 10 of Part III. herein, has the breadth of experience necessary to execute our business plan effectively.

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

IV.  GROWTH STRATEGY

   We believe we can enhance our position as one of the world's leading provider of vacation condominium and home rentals in premier destination resorts by executing on the following:

   FULLY IMPLEMENT OUR NATIONAL MARKETING STRATEGY. We have implemented a multi-faceted and fully integrated national marketing program designed to increase vacationer awareness of the ResortQuest brand, while promoting the unique characteristics of our individual resorts. This comprehensive sales and marketing program targets past guests, potential new guests and the travel trade through high-profile targeted advertising, database marketing (e.g., our proprietary marketing database), Internet marketing, various distribution channels (both on-line and off-line), public relations, promotional programs and our own website, ResortQuest.com. In order to maximize the on-line exposure of ResortQuest.com and our over 20,000 vacation rental properties, we have agreements with certain Internet portals such as America On-line (AOL Keywords:
ResortQuest and Vacation Rentals), Expedia.com, Travelocity.com and CondoSaver.com. Our marketing programs are designed to attract new customers as well as to cross-sell additional services and locations to existing guests, thereby increasing market share and building guest loyalty. The cross-sell strategy offers guests similar properties and services in our other resorts that meet the vacationer's expectations based, in part, on their previous experiences with us. We believe our international, national, regional and local integrated marketing efforts will increase customer awareness of the ResortQuest brand, lead to an increased long-term demand for our rentals and result in higher long-term occupancy and rental rates for our condominium and home owners. We also believe that the anticipated long-term increase in rental income for owners will ultimately be a competitive advantage in attracting new property owners.

   USE ADDITIONAL MARKETING CHANNELS. Historically, most vacationers have located vacation condominiums and homes through referrals, word-of-mouth, limited local newspaper advertising and direct mail. We believe there are significant opportunities to continue to expand the use of additional marketing channels. We plan to capitalize on our extensive market presence by increasing the use of other marketing channels such as the Internet travel sites, retail travel agents, wholesalers and national and regional integrated marketing communication campaigns, which are difficult for local vacation rental and property management companies to use in a cost-effective manner. Given our size and presence in premier destination resorts, we believe we are an attractive partner to travel agents, tour package operators and on-line travel providers. These relationships should continue to be a significant source of new customers and, in particular, will be valuable marketing channels for off-peak seasons.

   INCREASE MARKET SHARE WITHIN EXISTING MARKETS. A key element of our growth strategy is increasing our selection of condominiums and homes in order to expand our market share and strengthen the ResortQuest brand at each of our locations. We intend to continue to attract new property owners by achieving high occupancy rates through effective international, national and regional marketing, cross-selling and offering additional incentives to property owners, such as QuestPerks, our travel benefits program for owners of properties we manage. In addition, in order to capture a higher portion of the rental business from new condominiums and homes being built in our markets, we will focus on building and strengthening our relationships with both local and national resort developers as well as real estate brokerage companies.

   SELECTIVELY PURSUE STRATEGIC ACQUISITIONS. A significant portion of our historical growth has been through the completion of strategic acquisitions. Over the long-term and as the impact of the war on terrorism on the travel and tourism industry recedes, we will continue to selectively pursue strategic acquisitions in new markets and tuck-in acquisitions through which we can expand our selection of rental inventory in our existing markets.

V.   MARKETS

   We currently manage condominiums and homes in over 50 premier resort locations throughout the U.S. and in Canada. The following table sets forth the aggregate number of properties managed in each of the following states and provinces at December 31, 2002.

      HAWAII RESORTS
        Hawaii: Hawaii, Kauai, Maui and Oahu .............................    5,468

      MOUNTAIN RESORTS
       Colorado: Aspen, Breckenridge, Crested Butte, Dillon, Keystone,
        Snowmass Village, Steamboat Springs and Telluride ................    1,900
       British Columbia: Whistler ........................................      601
       Utah: The Canyons, Deer Valley and Park City ......................      368
       Montana: Big Sky ..................................................      212
       Oregon: Mt. Bachelor and Sunriver .................................      143
       Idaho: Sun Valley .................................................      238
       Tennessee: Gatlinburg and Pigeon Forge ............................      180

      BEACH RESORTS
       Florida: Anna Maria Island, Beaches of South Walton, Bonita
        Springs, Bradenton, Captiva Island, Destin, Fort Myers, Fort Myers
        Beach, Fort Walton Beach, Lido Key, Longboat Key, Marco Island,
        Naples, Navarre Beach, New Port Richey, Okaloosa Island, Orlando,
        Panama City, Pensacola, Perdido Key, Sanibel Island, Sarasota,
        Siesta Key, Vanderbilt Beach and Venice ..........................    6,296
       Massachusetts: Nantucket ..........................................    1,200
       South Carolina: Hilton Head Island ................................      611
       Delaware: Bethany Beach ...........................................      640
       North Carolina: Outer Banks .......................................      991
       Georgia: St. Simons Island ........................................      504
       Alabama: Gulf Shores ..............................................      315

      DESERT RESORTS
       California: Palm Desert ...........................................      174
       Arizona: Phoenix, Scottsdale and Tucson ...........................      251
                                                                             ------

      TOTAL ..............................................................   20,092
                                                                             ======

VI.   SERVICES OFFERED

   SERVICES OFFERED TO VACATIONERS. We provide services to vacationers during all stages of the rental process from the selection and reservation of a condominium or home through the vacationers' arrivals and durations of their stays. To make the selection and reservation process as simple and convenient as possible, ResortQuest.com, our on-line, single-source, interactive web site provides consumers with instant access to our inventory of over 20,000 managed vacation rental properties. Vacationers can check availability and rental rates, view extensive content information about each property, including photographs, floor plans, virtual tours of our condominium and home rental units; see activity calendars for popular events and attractions; view local weather forecasts and snowfall amounts in all of our resort locations; plus obtain value added information about special offers and promotions while making real-time on-line reservations. Vacationers can customize their searches of our rental inventory based upon either type of resort destination, including beach, mountain, Hawaii and desert, or by type of activity, including golf, skiing, tennis and fishing. Vacationers also can search for rental units in several different resort locations simultaneously.

   In addition to on-line access to our rental properties, we provide vacationers with catalogs containing color photographs and descriptions of available condominiums or homes in most of our resort locations. Also, vacationers may choose to make reservations through our 24-hour toll-free reservations line staffed by agents who are familiar with the specific condominiums and homes at all of our resort locations.

   Because of the variety of our resort locations and the diversity of rental prices throughout our rental portfolio, we are able to target a broad range of vacationers, including families, empty nester couples and individuals. For vacationers, we offer the convenience and accommodations of a condominium or home, while providing many of the amenities and services of a hotel. Vacation condominium and home rentals generally offer greater space and convenience than resort hotel rooms, including separate living, sleeping and eating quarters. As a result, vacationers generally have more privacy and greater flexibility in a vacation condominium or home.

   Upon the vacationer's arrival, we offer conveniently located check-in and check-out facilities, many of which are located on-site at the front desk of our condominium properties. Off-site check-in facilities are typically centrally located and easily accessible in their respective resort communities. In most destination resort communities, we maintain multiple conveniently located check-in facilities. During their stay, vacationers at most locations are offered frequent cleaning and housekeeping services and access to emergency contact and maintenance personnel. In most locations, we offer more specialized concierge services such as bicycle and ski equipment rentals, ski lift ticket sales, shuttles to ski areas, golf tee times and restaurant reservations. We typically receive a fee for providing these services.

   To help ensure that vacationers' expectations are met, we implemented a comprehensive quality standard program. As part of this program, each of our resort areas delivers a standardized, basic level of products and services that affect the overall experience of vacationers. We have established a detailed listing of standards relating to:

   -  the reservation, check-in and check-out processes;

   -  the provisions included in each rental unit;

   -  the services and amenities provided during the vacationers' stay;

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

   SERVICES OFFERED TO CONDOMINIUM AND HOME OWNERS. We provide condominium and home owners a comprehensive set of high-quality vacation rental and property management services by combining local management expertise and attention with the marketing resources of an international brand. In most markets, we will assume complete responsibility for rental management of the condominium or home, including marketing, renting and maintaining the specific property as well as managing the common areas and homeowners' associations. We currently engage in extensive marketing activities, including our interactive web site, ResortQuest.com, that is accessible through AOL Keywords: ResortQuest and Vacation Rentals, print advertising in high-profile national publications and e-mail marketing, as well as direct catalog mailings to prior and prospective vacationers and direct solicitations of travel agents and wholesalers. We also handle all interaction with vacationers, including accepting reservations, collecting rental payments and security deposits, operating check-in and check-out locations and offering linen, housekeeping and other services. Property owners are paid rental income each month for rental activity in the preceding month and are given a concise, timely and accurate monthly statement that details the rental activity and management of their condominiums and homes.

   Both our employees and third party independent contractors provide property maintenance services. Services are either regularly scheduled, or provided on an "as needed" basis, depending on the service and resort location. In most markets, we perform periodic inspections and make recommendations to property owners for maintenance, refurbishments and renovations necessary to maintain the quality of their condominiums and homes. In several of our destination resort markets, we provide professional interior design and refurbishment services to property owners to assist with the upkeep and appearance of their condominiums and homes. We include routine maintenance services, such as replacing light bulbs or broken china, as part of an all-inclusive commission structure in certain locations. In other markets, we collect fees from property owners for maintenance services through service and maintenance agreements and fees for service arrangements.

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

   Our marketing strategy is one that is designed to be fully integrated to both on-line and off-line initiatives from an international, national, regional, and local perspective. The number one goal is driving occupancy rates, followed closely by building awareness of the ResortQuest brand name services and image, while always including a cross-sell message of our destinations and promoting ResortQuest.com. We utilize a comprehensive, national marketing campaign targeting consumers and the travel trade through various international and domestic marketing alliances, national and regional cable TV, preferred supplier agreements, Internet affiliates and on-line distribution, direct mail, e-mail marketing, public relations, promotional programs and high-profile print advertising in publications such as Travel & Leisure, Ski, Coastal Living, Golf Magazine, Southern Living and Readers Digest. We also market to retail travel agents and wholesalers through e-mail, company intranets, advertisements in trade publications and attendance at national and regional travel industry trade shows and direct sales calls. Tour package operators typically combine transportation to a destination resort with our vacation condominiums and homes and a car rental. Tour packages are distributed almost exclusively through travel agents and tour operators.

   We believe that our most important marketing resource is our proprietary past guest marketing database and web site, ResortQuest.com. For the first time, consumers can use a single source to visit resort destinations throughout the U.S. and in Canada, take virtual tours, view photographs and floor plans and make real-time reservations directly on-line for stays in vacation condos homes and villas. In order to maximize the on-line exposure of ResortQuest.com and our 20,000 plus vacation rental properties, we have many distribution deals with on-line travel sites such as Expedia, Travelocity, HRN (i.e., CondoSavers.com) and others.

   We believe that international, national and regional marketing campaigns increase the marketing communications reach of our existing operations and those to be acquired in the future, and expand the universe of potential new customers for each resort location in which we operate.

   We intend to capitalize on our extensive market presence and further increase our use of the Internet, retail travel agents, wholesalers, distribution partners, broadcast and print media. We believe that our extensive selection of vacation condominiums and homes make us an attractive partner and new revenue stream while airlines and others have decreased commissions to travel agents, tour package operators and other travel providers. These relationships should continue to be a significant source of new customers and, in particular, will be valuable marketing and distribution channels for off-peak seasons.

   MARKETING DATABASE. Our past guest marketing database has a wealth of guest knowledge, with demographic, reservation and sales transaction data for more than 1.5 million guests across virtually all of our operations, which provides up to four full years of consumption data for over 2.1 million stays, more than
12.9 million room nights and nearly $2.0 billion in gross lodging revenue.

   With a myriad of data enhancements, including demographic data appends and cross-resort stay patterns, this database supports a full range of one-to-many and one-to-one marketing activities through e-mail marketing, direct mail and outbound telemarketing. Its value was clearly demonstrated against the backdrop of the events of September 11, 2001. While leisure business at most resort properties in 2001 declined versus 2000 by 20% on average, aggressive and timely direct marketing made possible by this database held our declines at only 13% in the number of guests, and only 8% in the number of stays and room-nights.

   The ability to timely launch targeted direct marketing promotions to past guests resulted in significant increases in the percentage of repeat guests - from 21% in 2000 to 31% in 2001 and to 38% by the end of 2002.

   The advantage gained by the availability of this database was especially evident in our ability to drive business within booking windows that were 24% tighter in 2001 versus 2000 and continued to shrink in 2002 versus 2001 by another 2%. In light of this shortened booking lead time, continual mining of our database is ever more crucial to enable us to rapidly develop targeted offers that are individualized for selected past guests driving business that, in previous years, would have only been implemented over extended timeframes from booking to arrival date.

   This database is utilized extensively for regular booking pace analyses to identify and quickly respond to soft periods at each of our resort areas. Without this information, the ability to analyze booking pace on a standardized basis across so many diverse destinations would be extremely difficult. This database is also utilized extensively in sales tracking, pre and post marketing analysis enabling us to fine-tune promotion and sales efforts for greater cost-efficiencies.

   Finally, this database is the core component of our long-term direct marketing (e.g., e-marketing and postal mail) vision as it links guest history (consumption data) to email and postal addresses for precise targeting on a truly one-to-one basis.

VIII. TECHNOLOGY

   Through the sale of First Resort Software by ResortQuest Technologies, we are the leading provider of integrated management, reservations and accounting software for the vacation rental and property management industry. We combine this powerful software with a varied offering of related business services that truly enables clients to look to us as the primary provider of their resort technology needs.

   In the fourth quarter of 2002, management made changes to our software operations strategy that included a redefinition of the target market for First Resort Software. Prior to this strategy shift, the latest version of First Resort Software was being designed to meet the needs of all companies in our industry. The new strategy is to focus on the needs of small to medium-sized property management companies, which make up the majority of the industry.

   We currently utilize First Resort Software internally and over 900 other vacation rental and property management companies have purchased licenses of this software from us. This software program was developed to overcome problems encountered by rental property managers in attempting to use software programs developed for the hotel industry. First Resort Software allows vacation rental and property management companies to automate and computerize their reservations, billings, rental management and accounting tasks. Vacation rental and property management companies can use the software to enter current rates on individual condominiums and homes and access specific descriptions of those condominiums and homes for potential customers. The software also allows companies to manage owner escrow accounts, generate monthly revenue reports for property owners and to coordinate maintenance and housekeeping schedules. First Resort Software also offers additional modules and interfaces, including a work order management system, activities management system, credit card interface and on-line booking interface through the Internet. We have developed a next-generation JAVA browser-based graphical reservations application that allows users of its software to completely integrate their reservations systems with the Internet.

   We intend to rely on the First Resort Software products and management expertise of ResortQuest Technologies to develop an enterprise solution for in-house use that will leverage the power of JAVA with the strength of our reservation call center technologies. This business system is being created in close cooperation with the user community and will significantly streamline company operations and reporting as well as provide a robust, best-of-breed environment for continued company growth. We believe that investment in technology is critical in building an internationally branded vacation rental and property management company for premier destination resorts and will provide us with a significant competitive advantage in the future.

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

   -  quality, cost and breadth of services and properties provided; and

   -  long-term customer relationships.

   The principal competitive factors in attracting vacation property owners are the ability to generate higher rental income and to provide comprehensive management services at competitive prices. We compete for vacationers and property owners primarily with over 4,000 individual vacation rental and property management companies that typically operate in limited geographic areas. Some of our competitors are affiliated with the owners or operators of resorts in which such competitors provide their services. Certain of these smaller competitors may have lower overhead cost structures and may be able to provide their services at lower rates.

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

X.    EMPLOYEES

   On average, we employed 5,000 full-time and temporary employees during 2002. We rely significantly on temporary employees to meet peak season demands. In the course of performing service and maintenance work, we also utilize the services of independent contractors. We believe our relationships with our employees and independent contractors are good.

XI.   FACTORS THAT MAY AFFECT FUTURE RESULTS

   Our disclosures and analyses in this report and in our 2002 Annual Report to Shareholders contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

   Any or all of our forward-looking statements in this report, in the 2002 Annual Report to Shareholders and in any other public statements that we make, may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion above will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

   We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission ("SEC"). Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect ResortQuest. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

   -  diversion of management's attention;

   -  failure to retain key personnel;

   -  impairment of acquired intangible assets; and

   - increased potential for customer dissatisfaction or performance problems at a single acquired company to adversely affect our reputation and brand name.

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

   OUR BUSINESS AND FINANCIAL RESULTS DEPEND UPON FACTORS THAT AFFECT THE VACATION RENTAL AND PROPERTY MANAGEMENT INDUSTRY.

   Our business and financial results are dependent upon various factors affecting the vacation rental and property management industry. Factors such as the following could have a negative impact on our business and financial results:

   - reduction in the demand for vacation properties, particularly for Hawaii, beach, mountain and desert resort properties;

   -  adverse changes in travel and vacation patterns;

   -  adverse changes in the tax treatment of second homes;

   -  a downturn in the leisure and tourism industry;

   -  an interruption of airline service;

   -  increases in gasoline or airfare prices;

   -  terrorist attacks; and

   - adverse weather conditions or natural disasters, such as hurricanes, tidal waves or tornadoes.

   OUR OPERATING RESULTS ARE HIGHLY SEASONAL.

   Our business is highly seasonal. The financial results of each of our operations have been subject to quarterly fluctuations caused primarily by the combination of seasonal variations and when revenue is recognized in the vacation rental and property management industry. Peak seasons for our operations depend upon whether the resort is primarily a summer or winter destination. During 2002, excluding unusual items and other charges of approximately $15.1 million, we derived approximately 26.4% of our revenues and 49.9% of our operating income in the first quarter and 31.5% of our revenues and 89.4% of our operating income in the third quarter. Although the seasonality of our financial results may be partially mitigated by the geographic diversity of our operations and any future acquisitions, we expect a significant seasonal factor with respect to our financial results to continue.

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

   OUR BUSINESS DEPENDS UPON THE EFFORTS OF THIRD PARTIES TO MAINTAIN RESORT FACILITIES AND TO MARKET OUR PROPERTIES.

   We manage properties that are generally located in destination resorts that depend upon third parties to maintain resort amenities such as golf courses and chair lifts. The failure of third parties to continue to maintain resort amenities could have a material adverse effect on the rental value of our properties and, consequently, on our business and financial results.

   We also depend on travel agents, package tour providers and wholesalers for a portion of our revenues. Failure of travel intermediaries to continue to recommend or package our vacation properties could result in a material adverse effect on our business and financial results.

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

   -  increase rental rates and cross-sell among our resort operations; and

   -  sustain continued demand for our rental inventory.


   OUR OPERATIONS ARE CONCENTRATED IN THREE GEOGRAPHIC AREAS.

   We manage properties that are significantly concentrated in beach and island resorts located in Florida and Hawaii and mountain resorts located in Colorado. The following table sets forth consolidated revenues and percentage of total revenues derived from each region for the year ended December 31, 2002 (dollars in thousands).

                                                     CONSOLIDATED     % OF TOTAL
REGION                                                 REVENUES        REVENUES
------                                               ------------     ----------
Florida..........................................      $ 59,826          31.5%
Hawaii...........................................        52,951          27.8
Colorado ........................................        21,147          11.1
All Other Operations.............................        56,317          29.6
                                                       --------         -----
Total                                                  $190,241         100.0%
                                                       ========         =====

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

   OUR BUSINESS DEPENDS ON ATTRACTING AND RETAINING HIGHLY CAPABLE MANAGEMENT AND EMPLOYEES.

   Our business substantially depends on the efforts and relationships of James
S. Olin, President and Chief Executive Officer, the other executive officers of ResortQuest and our senior management teams in each of the resort areas in which we operate. Furthermore, we will likely be dependent on the management team of any businesses acquired in the future. If any of these persons becomes unable or unwilling to continue in his or her role, or if we are unable to attract and retain other qualified employees, it could have a material adverse effect on our business and financial results. Although we have entered into employment agreements with each of our executive officers and certain local managers, we cannot assure you that any of these individuals will continue in his or her present capacity for any particular period of time.

   THE SUBSTANTIAL AMOUNT OF GOODWILL RESULTING FROM OUR ACQUISITIONS COULD ADVERSELY AFFECT OUR FINANCIAL AND OPERATING RESULTS.

   Approximately $205.8 million, or 75.5%, of our total assets at December 31, 2002 is net goodwill, which represents the excess of the purchase price over fair value of identified net assets acquired in business combinations accounted for under the purchase method of accounting.

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 eliminated the pooling-of-interests method of accounting for business combinations and requires all transactions initiated after June 30, 2001, to be accounted for using the purchase method. Under Statement No. 142, goodwill related to our future acquisitions is not subject to amortization, and goodwill related to our historical acquisitions is no longer amortized as of January 1, 2002. Goodwill is subject to reviews for impairment at least annually and upon the occurrence of certain events, and if impaired, a write-down will be recorded.

   Upon our adoption of Statement No. 142, our software operations and each of our geographical resort regions with assigned goodwill were each valued as a reporting unit. If the fair value of the reporting unit was greater than the book value, including assigned goodwill, no further testing was required. However, if the book value, including goodwill, was greater than the fair value of the reporting unit, the assets and liabilities of the reporting unit and the fair value of the assets is the implied fair value of goodwill. To the extent that the implied fair value of goodwill was less than the book value of goodwill, an impairment charge was recognized as a cumulative effect of a change in accounting principle. Based on this test, we recorded a non-cash $8.1 million write-down of our goodwill related to our Desert resort operations, partially off-set by a $1.9 million income tax benefit. The Desert resort operations are expected to continue to experience declining cash flows as a result of the economics of the Desert markets. During Fourth quarter 2002, management made changes to its software operations strategy that included a redefinition of its target market for First Resort Software. Prior to this strategy shift, the latest version of First Resort Software was being designed to meet the needs of all companies in our industry. The new strategy is to focus on the needs of small to medium-sized property management companies, which make up the majority of the industry. This change necessitated a $4.2 million write-down of our goodwill related to the software operations and a $6.4 million write-down of certain capitalized software development costs. As these write-downs were recorded after the initial adoption of Statement No. 142, a $10.6 million non-cash charge is reflected in general and administrative expenses in our 2002 consolidated statement of operations.

   Amortization of our goodwill and impairment charges may not be deductible for tax purposes. A reduction in net income resulting from a goodwill impairment charge would currently affect our financial results and could have a material adverse impact upon the market price of our common stock.

   IF THE NEW VERSION OF FIRST RESORT SOFTWARE FAILS TO MEET SALES EXPECTATIONS, ADDITIONAL IMPAIRMENT CHARGES MAY BE RECORDED.

   The Company has $4.6 million in capitalized software development costs related to the latest version of First Resort Software. If at any time management believes that future sales of this product are not sufficient to recover this asset an additional impairment charge may be recorded.

   IF VACATION RENTAL PROPERTY OWNERS DO NOT RENEW A SIGNIFICANT NUMBER OF PROPERTY MANAGEMENT CONTRACTS OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

   We provide rental and property management services to property owners pursuant to management contracts, which generally have one-year terms. The majority of such contracts contain automatic renewal provisions but also allow property owners to terminate the contract at any time. If property owners do not renew a significant number of management contracts or we are unable to attract additional property owners, it would have a material adverse effect on our business and financial results. In addition, although most of our contracts are exclusive, industry standards in certain geographic markets dictate that rental services be provided on a non-exclusive basis. Less than 2% of our revenues for 2002 were derived from rental services provided on a non-exclusive basis. We are unable to determine the percentage of the national rental services market that is provided on a non-exclusive basis.

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

   We cannot assure you that a homeowners' association will not terminate its management agreement with us. If a homeowners' association terminates a management agreement, we could lose control or management of the front desk and related services in that condominium development, thereby eliminating our competitive advantage in that development. If terminations occur, it could have a material adverse effect on our business and financial results.

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

   ANY ADVERSE CHANGE IN THE REAL ESTATE MARKET COULD ADVERSELY AFFECT OUR FINANCIAL AND OPERATING RESULTS.

   We derived approximately 9% of our consolidated revenues for 2002 from net real estate brokerage commissions. Any factors that adversely affect real estate sales, such as a downturn in general economic conditions or changes in interest rates, the tax treatment of second homes or property values, could have a material adverse effect on our business and financial results.

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

   At December 31, 2002, the former principal stockholder of Aston Hotel & Resorts owed us approximately $4 million plus accrued interest, under a loan agreement. This amount is fully collateralized by certain real estate owned by the former principal stockholder.

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

   THE POLITICAL AND ECONOMIC CLIMATE AND OTHER WORLD EVENTS AFFECTING SAFETY AND SECURITY COULD ADVERSELY AFFECT LEISURE TRAVEL AND LODGING DEMAND AND COULD HARM OUR FUTURE REVENUES AND PROFITABILITY.

   Leisure travel and lodging demand have been, and are expected to continue to be, affected by the public's attitude towards the safety of travel and the international political climate. Events such as the terrorist attacks in the U.S. on September 11, 2001, the threat of additional terrorist attacks and the military action against Iraq, and the resulting political instability and concerns over safety and security, have had a significant adverse impact on leisure travel and lodging demand and may continue to do so in the future. Economic or political changes that reduce disposable income or consumer or business confidence may affect demand for vacation rentals, which in many cases are discretionary purchases. In order to maintain occupancy levels, we have charged lower room rates, which has resulted in lower overall revenues and profitability. Further decreases in leisure travel and lodging demand could affect our ability to comply with certain financial covenants under our revolving credit facility ("Credit Facility") and our $50 million Senior Notes ("Senior Notes") due in 2004.

   OUR CREDIT FACILITY AND SENIOR NOTES CONTAIN CERTAIN FINANCIAL COVENANTS THAT WE MAY NOT MEET AND, IF VIOLATED, COULD LIMIT OUR ABILITY TO CONTINUE TO BORROW UNDER OUR CREDIT FACILITY AND, UNDER CERTAIN CIRCUMSTANCES, COULD ACCELERATE THE AMOUNT DUE UNDER OUR CREDIT FACILITY AND SENIOR NOTES.

   We depend upon our Credit Facility for a portion of our operating funds. Our Credit Facility subjects us to financial covenants, including restrictions on our ability to engage in certain activities. Several factors, including the economic downturn and terrorist attacks and their aftermath, have had an adverse affect on the lodging business. Our Senior Notes Contain covenants substantially similar to those in our Credit Facility. As a result, although we have recently completed amendments to our Credit Facility and Senior Notes to allow more flexibility under these debt instruments, there is a risk that we may not meet one or more of these financial covenants. If we violate or fail to comply with any of the financial or other covenants in our Credit Facility or Senior Notes, there may be a material adverse effect on us. Most notably, we may be unable to borrow additional funds under our Credit Facility and further, our outstanding debt under our Credit Facility and Senior Notes could become immediately due. In the event that we do not satisfy a covenant, we intend to request a waiver or amendment from our bank group and the holders of our Senior Notes. However, we cannot provide assurances that the bank group or the holders of our Senior Notes would be agreeable to such a waiver or amendment.

   OUR CREDIT FACILITY AND SENIOR NOTES MATURE DURING 2004. IF WE ARE UNABLE TO REFINANCE OR EXTEND THE MATURITIES OF THE CREDIT FACILITY OR SENIOR NOTES, OUR CONTINUING OPERATIONS COULD SUFFER.

   Our Credit Facility, as amended in March 2003, matures on January 22, 2004. As of March 10, 2003, we had approximately $27.4 million of outstanding indebtedness under this facility. Additionally, our $50 million Senior Notes are due in June 2004.

   We plan to refinance or negotiate an extension of the maturity of our Credit Facility and Senior Notes. However, our ability to complete such transactions is subject to a number of conditions, many of which are beyond our control. For example, if there were a further disruption in the financial markets because of a terrorist attack or other event, we may be unable to access the financial markets. Failure to complete a refinancing or extension of the Credit Facility or Senior Notes would have a material adverse effect on our company.

ITEM 2. PROPERTIES

   We have approximately 200 properties in over 50 locations in 17 states in the U.S. and one province in Canada. These properties consist principally of offices and maintenance, laundry and storage facilities. We own approximately 40 of these facilities and lease the remaining 160 properties. We consider all of our owned and leased properties to be suitable and adequate for the conduct of its business.

ITEM 3. LEGAL PROCEEDINGS

   On May 26, 2000, Hotel Corp. of the Pacific, Inc., a wholly-owned subsidiary of ResortQuest International doing business as Aston Hotels & Resorts, instituted legal proceedings in the Circuit Court for the First Circuit of Hawaii against Andre S. Tatibouet, the then president of Hotel Corp. This action arose out of a document styled "Cooperation Agreement" that was signed by Andre
S. Tatibouet, purporting to act on behalf of Hotel Corp., on the one hand, with Cendant Global Services B.V. and Aston Hotels & Resorts International, Inc., on the other hand. The Cooperation Agreement contains several provisions that are detrimental to Hotel Corp., including provisions purporting to transfer certain intellectual property and limit certain intellectual property rights held by Hotel Corp. Monetary damages for breach of fiduciary duty, fraud, and negligent misrepresentation were sought by Hotel Corp. By order of the Circuit Court, the claims asserted by Hotel Corp. in the lawsuit were consolidated with an arbitration demand, filed with the American Arbitration Association by Mr. Tatibouet, in which he alleged various breaches of his employment agreement with Hotel Corp.

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


                                     PART II

ITEM 5. MARKET FOR RESORTQUEST'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The principal market for our Common Stock is the New York Stock Exchange. The Company has never paid a dividend to shareholders and has no plan to issue dividends in the future. Additional information required by this item concerning quarterly sales price data is incorporated by reference from the table Stock Price on page 41 of the 2002 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

   Financial information required by this item is incorporated by reference from the Selected Financial Data on page 42 of the 2002 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Information required by this item is incorporated by reference from Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 3 through 21 of the 2002 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information required by this item is incorporated by reference from the discussion under the heading Quantitative and Qualitative Disclosures About Market Risk in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 16 of the 2002 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Information required by this item is incorporated by reference from the Independent Auditors' Report found on page 39, from the Report of Independent Public Accountants on page 40, from the consolidated financial statements and supplementary data on pages 22 through 38 of the 2002 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On May 29, 2002, we filed a report on Form 8-K announcing that our Board of Directors had appointed Deloitte and Touche LLP as the Company's independent auditor for 2002, replacing Arthur Andersen LLP. The decision to dismiss Arthur Andersen was recommended by the Audit Committee and approved by the Board of Directors.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF RESORTQUEST

BOARD OF DIRECTORS

   Employee directors receive no additional compensation for serving on the Board of Directors or its Committees. In December 2002, the Board of Directors made changes to the compensation packages for all non-employee directors. Non-employee directors will receive $1,500 for attendance at each Board meeting and $1,000 for each committee meeting.

   Under ResortQuest's Amended and Restated 1998 Long-Term Incentive Plan (the "Incentive Plan"), each non-employee director will also receive an option to acquire 15,000 shares of Common Stock upon the non-employee director's initial election as a director and an annual option to acquire 10,000 shares at each annual meeting at which the non-employee director is re-elected or continues to serve. These options vest upon issuance and will have an exercise price equal to the fair market value of a share of Common Stock on the date the options are issued.

   Directors are elected at the annual meeting held each year and serve until the next annual meeting or until their earlier resignation or removal. As of March 10, 2003, the following were directors of ResortQuest:

JOSEPH V. VITTORIA
DIRECTOR SINCE MAY 1998
AGE 67

Mr. Vittoria is the Chairman and director of ResortQuest. Mr. Vittoria became Chairman of the Company in October 2002 and has been a director since May 1998. He has been the Chairman of Puradyn Filter Technologies, Inc. since February 2000. He was the Chairman and Chief Executive Officer of Travel Services International, Inc., a leading single source distributor of specialized leisure travel services, from July 1997 until its acquisition by Airtours PLC in March 2000. From September 1987 to February 1997, Mr. Vittoria was the Chairman and Chief Executive Officer of Avis, Inc., a multi-national auto rental company. Mr. Vittoria also serves on the Boards of Directors of Transmedia Asia Pacific, Inc. and Sirius Satellite Radio Inc.

WILLIAM W. ABBOTT, JR.
DIRECTOR SINCE NOVEMBER 1998
AGE 57

Mr. Abbott is a consultant to ResortQuest. He previously served as Vice Chairman of Abbott Resorts, Inc. from March 1997 to November 1998. He served as Chairman of Abbott Resorts, Inc. from 1992 to March 1997 and Chairman and President from 1976 to March 1992. Abbott Resorts, the largest provider of beach vacation property rentals, management services and real estate sales in Florida, is a ResortQuest subsidiary.

ELAN J. BLUTINGER
DIRECTOR SINCE SEPTEMBER 1997
AGE 47

Mr. Blutinger is a founding partner of Alpine Consolidated LLC, a merchant bank specializing in the consolidation of fragmented industries. He is also Managing Director of Alpine Europe LLC. He was a co-founder and director of Travel Services International, Inc. until its acquisition in 2000. From 1987 until its acquisition in 1995, Mr. Blutinger was the Chief Executive Officer of Shoppers Express, which became "OnCart" in 1997, an electronic retailing service. From 1983 until its acquisition in 1986 by IDI, Mr. Blutinger was Chief Executive Officer of DSI, a wholesale software distributor. Mr. Blutinger is also a director of On-line Travel Corp., a publicly traded company in the United Kingdom, and Hotels.com.

MICHAEL P. CASTELLANO
DIRECTOR SINCE DECEMBER 2002
AGE 61

Mr. Castellano was elected to the Board of Directors of ResortQuest at the December 5, 2002 board meeting. He was also elected as chairman of the Company's Audit Committee. Mr. Castellano has had a distinguished career with executive positions in corporate accounting, finance and administration at such companies as Avis, Inc., E.F. Hutton Inc., and Fidelity Investments. Mr. Castellano is currently a member of the Board of Directors and chairman of the Audit Committee at Puradyn Filter Technologies Incorporated and a member of the Board of Trustees of Kobren Insight Funds, a Massachusetts-based mutual fund.

JAMES S. OLIN
DIRECTOR SINCE OCTOBER 2002
AGE 44

Mr. Olin was appointed to the Company's Board of Directors on October 6, 2002 after the resignation of David L. Levine. Mr. Levine left the Company to pursue other opportunities. Mr. Olin was also elected Chief Executive Officer on October 6, 2002. Mr. Olin has held the position of President since April, 2002. He previously held the position of Executive Vice President and Chief Operating Officer of ResortQuest. Mr. Olin was formerly President of Abbott Resorts, Inc., one of ResortQuest's largest operations, from 1992 to January 2000. During his tenure as President, the Company grew from 900 units to over 2,500 units managed, and real estate sales went from approximately $30 million to over $250 million. Mr. Olin also served as Vice President for ResortQuest's Gulf Coast Region. He has over 15 years of experience in the travel and tourism industry.

DAVID C. SULLIVAN
DIRECTOR SINCE MAY 1998
AGE 63

Mr. Sullivan was a Consultant to ResortQuest until the expiration of his consulting agreement in July 2002. He served as Chairman of ResortQuest from December 1999 to May 2000. From May 1998 to December 1999, he was the Chairman and Chief Executive Officer of ResortQuest. From April 1995 to December 1997, Mr. Sullivan was the Executive Vice President and Chief Operating Officer, and a director, of Promus Hotel Corporation, a publicly traded hotel franchisor, manager and owner of hotels whose brands include Hampton Inn, Homewood Suites and Embassy Suites. Mr. Sullivan is also a director of Winston Hotels, Inc. and John Q. Hammons Hotels, Inc.

THEODORE L. WEISE
DIRECTOR SINCE MAY 1998
AGE 58

Mr. Weise served as a Director and consultant to Federal Express Corporation until 2002. From February 1998 to February 2000, Mr. Weise served as the President and Chief Executive Officer of Federal Express Corporation, the world's largest express transportation company. He was previously Executive Vice President and Chief Operating Officer of Federal Express Corporation from February 1996 to February 1998. From August 1991 to February 1996 he served as Senior Vice President of Air Operations of Federal Express Corporation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   During 2002, the Compensation Committee was composed of Messrs. Blutinger, Abbott and Sullivan. Mr. Blutinger was an officer of ResortQuest prior to our initial public offering in May 1998. Mr. Abbott is not nor has been an officer or employee of ResortQuest. Mr. Abbott has served as a paid consultant since 1998. Mr. Sullivan served as Chairman of ResortQuest from December 1999 to May 2000 and as Chairman, President and CEO from May 1998 to December 2000. ResortQuest and Mr. Sullivan entered into a consulting agreement in May 2000, which ended in July 2002.


EXECUTIVE OFFICERS

   As of March 10, 2003, the following executive officers of ResortQuest hold the offices indicated:

Joseph V. Vittoria......    67    Chairman
James S. Olin...........    44    President and Chief Executive Officer
J. Mitchell Collins.....    34    Executive Vice President and Chief Financial Officer
L. Park Brady, Jr.......    54    Senior Vice President and Chief Operating Officer
Stephen D. Caron........    39    Senior Vice President and Chief Information Officer
Robert J. Adams.........    47    Senior Vice President and Chief Marketing Officer

   JOSEPH V. VITTORIA: Mr. Vittoria is the Chairman and director of ResortQuest. Mr. Vittoria became Chairman of the Company in October 2002 and has been a director since May 1998. He has been the Chairman of Puradyn Filter Technologies, Inc. since February 2000. He was the Chairman and Chief Executive Officer of Travel Services International, Inc., a leading single source distributor of specialized leisure travel services, from July 1997 until its acquisition by Airtours PLC in March 2000. From September 1987 to February 1997, Mr. Vittoria was the Chairman and Chief Executive Officer of Avis, Inc., a multi-national auto rental company. Mr. Vittoria serves on the Board of Directors of Transmedia Asia Pacific, Inc. and Sirius Satellite Radio Inc.

   JAMES S. OLIN: Mr. Olin is President and Chief Executive Officer of ResortQuest. Mr. Olin was named Chief Executive Officer in October 2002. Prior to this, Mr. Olin was President and Chief Operating Officer of the Company. He was formerly President of Abbott Resorts, Inc., one of ResortQuest's largest operations, from 1992 to January 2000. During his tenure as President, the Company grew from 900 units to over 2,500 units managed, and real estate sales went from approximately $30 million to over $250 million. Mr. Olin also served as Vice President for ResortQuest's Gulf Coast Region. He has over 15 years of experience in the travel and tourism industry.

   J. MITCHELL COLLINS: Mr. Collins is Executive Vice President and Chief Financial Officer of ResortQuest. Mr. Collins was previously employed with Arthur Andersen LLP from July 1990 to February 2000 where he was head of real estate and hospitality services for Andersen's Mid-South practice. He also served on Andersen's global real estate and hospitality services team. Mr. Collins has in-depth expertise in the areas of real estate development and mergers and acquisitions. In addition, he has over 12 years of related finance, accounting, and systems implementation experience.

   L. PARK BRADY, JR.: Mr. Brady is Senior Vice President and Chief Operating Officer of ResortQuest. He was formerly Vice President for ResortQuest's Western Region where he supervised more than 3,000 property units and 1,500 employees in the Western United States and Canada. Previously, he was the Founder, Owner and President of Telluride Resort Accommodations, one of the original founding ResortQuest companies. He has over 19 years experience in the travel industry.

   STEPHEN D. CARON: Mr. Caron is Senior Vice President and Chief Information Officer of ResortQuest. He was formerly director of Information Technology of ResortQuest from 1998 to October 2002. Previously, he was the Director of Information Systems for Abbott Resorts, Inc., one of ResortQuest's largest operations, from 1993 to 1998. Mr. Caron has over 15 years experience in information systems.

   ROBERT J. ADAMS: Mr. Adams is Senior Vice President and Chief Marketing Officer of ResortQuest. He was formerly Vice President of Marketing for ResortQuest from 2000 to October 2002. Prior to joining

ResortQuest, he held senior level marketing and sales positions with Boyd Gaming Corporation, Azar Hotel and Restaurant Management, Inc., Servico Hotel Management Corporation, and JCS Corporation. These companies operated Marriott, Hilton, Westin, Sheraton, Radisson, and Holiday Inn brands. Mr. Adams has over 25 years experience in marketing and sales in the hospitality and travel industry.


EMPLOYMENT AGREEMENTS AND COVENANTS NOT TO COMPETE

   ResortQuest is a party to employment agreements with each of the Named Executive Officers. The employment agreements, as amended, for Messrs. Olin, Collins, Adams, Brady and Caron provide for annual base salaries of $320,000, $250,000, $160,000, $190,000 and $175,000, respectively. Each of the agreements are for an initial term of two years, expiring on October 1, 2004. Unless terminated or not renewed by ResortQuest or the employee, the term of each employment agreement will continue after the initial term on a year-to-year basis on the same terms and conditions existing at the time of renewal.

   Each employment agreement for the Named Executive Officer contains a covenant not to compete (the "Covenant") with ResortQuest while employed and for a period of two years immediately following termination of employment. Under the Covenant, the employee generally is prohibited from:

- engaging in any hotel management or non-commercial property management, rental or sales business in direct competition with ResortQuest (or any subsidiary) within defined geographic areas in which ResortQuest or its subsidiaries does business;

- enticing a sales representative or managerial employee of ResortQuest (or any subsidiary) away from ResortQuest (or any subsidiary);

- calling upon any person or entity which is, or has been, within one year prior to the date of termination, a customer of ResortQuest (or any subsidiary) within defined geographic areas and subject to certain limitations; or

- calling upon a prospective acquisition candidate, which the employee knew was approached or analyzed by ResortQuest (or any subsidiary), for the purpose of acquiring the entity unless ResortQuest (or any subsidiary) declined to pursue such acquisition candidate or at least one year elapsed since ResortQuest (or any subsidiary) has taken any action to pursue such candidate.

   The Covenant may be enforced by injunctions or restraining orders and shall be construed in accordance with the changing location of ResortQuest.

   Each of these employment agreements provides that, in the event of a termination of employment by ResortQuest without cause during the term of the agreement, or in the event of a change in control of ResortQuest (as defined in the agreement) during the term of the agreement, the employee will be eligible to receive:

- two times the employee's annual base salary plus maximum eligible annual bonus;

- all compensation earned or accrued and benefits due through the termination date (referred to in the agreement as "accrued obligations");

- continued participation in all health and welfare plans at ResortQuest's expense for the employee and eligible dependents for up to 24 months after the termination date; and

-  outplacement services at ResortQuest's expense for up to one year.

   If the employee's employment by ResortQuest is terminated within one year after a change of control by the employee for good reason (as defined in the employment agreement) or by ResortQuest without good cause, the employee will receive the payments and benefits described immediately above.

If the employee's employment is terminated by ResortQuest without good cause during the 180 days prior to the effective date of a change of control, the employee will receive the payments and benefits described immediately above.

ITEM 11. EXECUTIVE COMPENSATION

I.    SUMMARY OF COMPENSATION

The following table shows cash and other compensation paid or accrued during each of the three most recent fiscal years to the individuals serving as ResortQuest's Chief Executive Officer and the other most highly compensated executive officers (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                             SECURITIES
                                                                 OTHER       UNDERLYING                 ALL
  NAME AND PRINCIPAL           FISCAL                            ANNUAL       OPTIONS      LTIP        OTHER
       POSITION                 YEAR     SALARY      BONUS    COMPENSATION    GRANTED     PAYOUTS   COMPENSATION
  ------------------           ------    ------      -----    ------------   ----------   -------   ------------
Joseph V. Vittoria (4)          2002    $     --   $     --     $     --      185,000     $    --     $     --
Chairman

James. S. Olin (1)(3)           2002    $293,200   $250,000     $  2,400      125,000     $    --     $     --
President and Chief             2001    $275,000   $ 45,000     $     --       21,000     $    --     $     --
Executive Officer               2000    $240,000   $158,400     $     --      110,000     $    --     $     --

J. Mitchell Collins (1)         2002    $211,667   $     --     $  2,400       40,000     $    --     $     --
Executive Vice President        2001    $190,000   $ 45,000     $     --       16,333     $    --     $     --
and Chief Financial Officer     2000    $143,979   $ 99,000     $     --       75,000     $    --     $     --

L. Park Brady, Jr. (1)          2002    $141,250   $     --     $  1,800       12,500     $    --     $     --
Senior Vice President and
Chief Operating Officer

Stephen D. Caron (1)            2002    $131,945   $ 15,000     $  1,800       12,500     $    --     $     --
Senior Vice President and
Chief Information Officer

Robert J. Adams (1)             2002    $111,379   $     --     $  1,800       12,500     $    --     $     --
Senior Vice President and
Chief Marketing Officer

David L. Levine (2)             2002    $252,083   $     --     $     --           --     $    --     $ 87,500
Former Chairman,                2001    $325,000   $ 81,250     $     --       39,000     $    --     $     --
President and Chief             2000    $275,000   $302,500     $     --       40,000     $    --     $     --
Executive Officer


Frederick L. Farmer (2)         2002    $165,000   $     --     $     --           --     $    --     $ 55,000
Former Executive Vice           2001    $220,000   $ 35,000     $     --       21,000     $    --     $     --
President and Chief             2000    $200,000   $110,000     $     --       55,000     $    --     $     --
Information Officer


W. Michael Murphy (2)           2002    $165,000   $     --     $     --           --     $    --     $ 55,000
Former Senior Vice              2001    $220,000   $ 45,000     $     --       16,333     $    --     $     --
President and Chief             2000    $210,000   $115,500     $     --       65,000     $    --     $     --
Development Officer

(1) As a result of their promotions to their current position effective October 2002, the new annual executive salaries are as follows: Mr. Olin - $320,000; Mr. Collins - $250,000; Mr. Brady - $190,000; Mr. Caron -
      $175,000 and Mr. Adams - $160,000. Prior to October 2002, Messrs. Brady, Caron and Adams were employed with the Company in non-executive positions.

(2) The employment of Messrs. Levine, Farmer and Murphy with the Company ended in October 2002. In accordance with the terms of their employment agreements, Messrs. Farmer and Murphy will continue to be paid at their current pay rate until October 2003 and Mr. Levine will continue to be paid at his current rate until August 2006. All payments made to these individuals after their employment ended are reflected in "All Other Compensation."

(3) Mr. Olin received a $250,000 signing bonus in 2002 upon being named Chief Executive Officer in October 2002.

(4) Mr. Vittoria became Chairman in October 2002. Mr. Vittoria receives no compensation other than stock options.

II.   OPTION GRANTS IN FISCAL 2002 AND FISCAL YEAR-END OPTION VALUES

The table below presents additional information concerning option awards for each of the Named Executive Officers shown in the Summary Compensation table. Only one of the Named Executive Officers exercised stock options in 2002, see Note (5). The options granted in fiscal 2002 become exercisable at the rate of 33 1/3 % per year, unless otherwise noted.

                          OPTION GRANTS IN FISCAL 2002

                                                                                POTENTIAL REALIZABLE VALUE
                                                                                AT ASSUMED ANNUAL RATES OF
                                                                               STOCK PRICE APPRECIATION FOR
                                          INDIVIDUAL GRANTS(1)                      OPTION TERM (2)
                          ------------------------------------------------   ---------------------------------
                                       PERCENT OF
                                         TOTAL
                          NUMBER OF     OPTIONS
                          SECURITIES   GRANTED TO   EXERCISE
                          UNDERLYING   EMPLOYEES     OR BASE
                           OPTIONS     IN FISCAL    PRICE PER   EXPIRATION
          NAME             GRANTED       2002         SHARE        DATE       0%         5%            10%
          ----            ----------   ----------   ---------   ----------   ----   -----------    -----------
Joseph V. Vittoria (6)        5,000      44.0%       $6.50        5/29/07    $ --   $     8,979    $    19,842
                            180,000                  $3.80       10/14/07           $   188,977    $   417,589

James S. Olin               125,000      29.7%       $3.80       10/14/07    $ --   $   131,234    $   289,992

J. Mitchell Collins          40,000       9.5%       $3.80       10/14/07    $ --   $    41,995    $    92,798

L. Park Brady, Jr.           12,500       3.0%       $3.60       12/15/07    $ --   $    12,433    $    27,473

Stephen D. Caron             12,500       3.0%       $3.60       12/15/07    $ --   $    12,433    $    27,473

Robert J. Adams (5)          12,500       3.0%       $3.60       12/15/07    $ --   $    12,433    $    27,473

All shareholders (3)            N/A       N/A          N/A          N/A      $ --   $21,121,295    $46,672,539

All optionees               420,500       100%       $3.97(4)     Various    $ --   $   461,335    $ 1,019,430

All optionees gain as a         N/A       N/A          N/A          N/A       N/A           2.2%           2.2%
percentage of all
stockholders gain

(1) Options to purchase Common Stock were granted during 2002 on May 30, October 7, October 15, and December 16, under ResortQuest's Amended and Restated 1998 Long-Term Incentive Plan. These options expire 5 years from the date of the grant.

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

(3) These amounts represent the appreciated value which holders of Common Stock would receive at the hypothetical zero, five and ten percent rates over the life of the options based on the weighted average exercise price of the options granted in 2002.

(4) Represents the weighted average exercise price of options granted to all optionees.

(5) Prior to becoming a Senior Vice President, Mr. Adams exercised 3,500 options during 2002 with an exercise price of $6.00. Upon exercise, the acquired shares were immediately sold (400 at $7.73 and 3,100 at $7.50) realizing a net profit for Mr. Adams of $5,342.00.

(6)   Mr. Vittoria's grant of 5,000 options vested upon issuance.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table shows the number of shares of Common Stock beneficially owned by each person known to ResortQuest to beneficially own more than 5% of the Common Stock, by the directors and executive officers of ResortQuest, and by the directors and all ResortQuest executive officers as a group. Unless otherwise indicated, the persons listed have an address c/o ResortQuest's executive offices and have sole voting and investment power with respect to their shares. The table shows ownership as of March 13, 2003, unless otherwise noted.


           SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

                                                        SHARES OF
                                                      COMMON STOCK
                                                       BENEFICIALLY   PERCENTAGE
               NAME                                       OWNED          OWNED
               ----                                   -------------   ----------
Par Capital Management, Inc. (1)                         2,681,543       13.2%
PAR Investment Partners, L.P.
Par Group, L.P.
Dimensional Fund Advisors, Inc. (2)                      1,228,800        6.0
Diamond Hill Capital Management, Inc. (3)                1,059,240        5.2
Joseph V. Vittoria (4) (7)                                  70,000         *
James S. Olin (4)(5) (7)                                   166,949         *
David L. Levine (4)(6)(7)                                   63,000         *
J. Mitchell Collins (4)                                     78,111         *
L. Park Brady, Jr. (4)(7)                                   46,667         *
Stephen D. Caron (7)                                        10,500         *
Robert J. Adams (7)                                          8,167         *
W. Michael Murphy (4)(7)(8)                                 42,200         *
Frederick L. Farmer (4)(7)                                  29,750         *
William W. Abbott, Jr. (4)                                 140,091         *
Elan J. Blutinger (4)(9)                                   780,205        3.8
Michael P. Castellano (10)                                  15,000         *
David C. Sullivan (4)(11)                                  272,435        1.3
Theodore L. Weise (4)                                       46,000         *

All directors and executive officers as a group 14       1,769,075        8.7%
persons including those listed above)

*     Less than 1.0%

(1) The address for the group is One Financial Center, Suite 1600, Boston, MA 02111. Information is based solely on our review of the Schedule 13G/A, as filed by the shareholder with the Securities and Exchange Commission on October 17, 2002 and on a Form 4 dated March 11, 2003 showing an acquisition of additional shares. Members of the group share both voting and dispositive power.

(2) The address of the shareholder is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. Information is based solely on our review of the
      Schedule 13G, as filed by the shareholder with the Securities and Exchange Commission on January 30, 2002.

(3) The address of the shareholder is 375 North Front Street, Suite 300, Columbus, OH 43215. Information is based solely on our review of the
      Schedule 13G, as filed by the shareholder with the Securities and Exchange Commission on February 5, 2003.

(4) Includes the following number of shares that the named individual has the right to acquire as of March 13, 2003 through the exercise of vested stock options: 131,735 shares for Mr. Olin, 72,111 shares for Mr. Collins, 16,667 shares for Mr. Brady, 10,500 shares for Mr. Caron, 8,167 shares for Mr. Adams, 5,000 shares for Mr. Sullivan, 171,667 shares for Mr. Blutinger, 30,000 shares for Mr. Vittoria, 5,000 shares for Mr. Weise and 15,000 shares for Mr. Castellano.

(5)   Includes 5,000 shares owned by his spouse.

(6) Includes 15,000 shares held in trust for the benefit of his minor children.

(7) Mr. Levine's employment with the Company ended on October 6, 2002. Mr. Vittoria was elected as Chairman and Mr. Olin was elected as President and Chief Executive Officer, replacing Mr. Levine. Messrs. Murphy and Farmer's employment ended October 7, 2002. On October 9, 2002, Mr. Brady was appointed Senior Vice President and Chief Operating Officer, Mr. Caron was appointed Senior Vice President and Chief Information Officer and Mr. Adams was appointed Senior Vice President and Chief Marketing Officer. The share amounts for the former executives are based on their last Form 4 filed with the Security Exchange Commission during 2002.

(8)   Includes 200 shares owned by his spouse.

(9) Includes 166,667 shares which may be acquired upon the exercise of exercisable options held by Alpine Consolidated II, LLC, of which Mr. Blutinger, as a Managing Director of Alpine Consolidated II, LLC shares beneficial ownership.

(10)  Mr. Castellano was elected to the Board of Directors on December 5, 2002.

(11) Includes 2,733 shares attributed to Mr. Sullivan's account in the ResortQuest Savings and Retirement Plan. Participants have voting power over shares purchased with their own contributions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

I.    LEASES OF FACILITIES

   ABBOTT RESORTS. Abbott Resorts, one of our operating subsidiaries (each, an "Operating Company"), leases 9,350 square feet of office space in Destin, Florida for the main office for its property management and real estate brokerage activities from SAVA Properties, a Florida general partnership which is 25.5% owned by William Abbott, Jr. The lease expires September 29, 2018. The aggregate annual rent paid by Abbott Resorts is $118,932. Abbott Resorts leases approximately 3,700 square feet of indoor and outdoor space in Santa Rosa, Florida for its rental property management and real estate sales activities in the Santa Rosa and Grayton Beach, Florida areas from VAGAS Properties, a Florida general partnership which is 20% owned by William Abbott, Jr. The lease expires September 29, 2018. The aggregate annual rent payment is approximately $50,000.

   Abbott Resorts leased 1,665 square feet of office space in Fort Walton Beach, Florida for real estate sales activities. The lease from A&A Partnership ("AAP"), a sub S corporation which is 50% owned by William Abbott, Jr. expired on January 31, 2003. The monthly rent paid by Abbott Resorts was $1,802. As part of such lease, Abbott Resorts also leased a two-bedroom apartment at such site, which was subleased to unaffiliated third parties. This lease was not renewed by the Company upon its expiration date. Abbott Resorts also leases 2,000 square feet of office space in Destin, Florida from AAP for use as its personnel office. The lease agreement expired August 31, 2001 and Abbott Resorts is currently leasing month to month providing monthly rent of $1,943.

   ASTON HOTELS & RESORTS(R) HAWAII. Approximately 950 square feet of office space, which is part of a space leased by Aston Hotels & Resorts(R) Hawaii, an Operating Company, is used by a former stockholder and the previous corporate secretary of Aston Hotels & Resorts(R) Hawaii. Previously, Andre S. Tatibouet, former president of Aston Hotels & Resorts(R) Hawaii, former member of ResortQuest's Board and former beneficial owner of greater than five percent of our Common Stock, had agreed to assume responsibility on behalf of the former stockholder for the approximately $30,000 annual rent allocable for this space. In July 2000, the former stockholder agreed to assume responsibility for payment of the monthly rent directly to Aston Hotels & Resorts(R) Hawaii.

   Aston Hotels & Resorts(R) Hawaii also leases approximately 858 square feet of office space on a month-to-month basis in a hotel owned by Mr. Tatibouet. The monthly lease amount is $1,439.

II.   MANAGEMENT AGREEMENTS

   ABBOTT RESORTS. Abbott Resorts manages vacation condominiums owned or co-owned by Mr. Abbott pursuant to Abbott Resorts' standard management agreement. Abbott Resorts received aggregate property management fees related to these properties of approximately $574,105 in 2002.

   ASTON HOTELS & RESORTS(R) HAWAII. Aston Hotels & Resorts(R) Hawaii manages two hotels owned by Mr. Tatibouet. The aggregate management and other fees charged by Aston Hotels & Resorts(R) Hawaii for the management of these properties was $757,209 in 2002. The management agreements for these hotels terminate on December 31, 2003.

   Aston Hotels & Resorts(R) Hawaii also manages a resort rental program under an agreement with Aston Waikki, LLC. Aston Waikki, LLC is owned by Mr. Tatibouet and is the lessee of all units in the resort rental program under a lease with an unrelated third party owner. The aggregate management and other fees charged by Aston Hotels & Resorts(R) Hawaii for management of this resort rental program during 2002 was $51,435.

III.  OTHER TRANSACTIONS

   ABBOTT RESORTS. ResortQuest and Mr. Abbott entered into an agreement with respect to the payment of commissions on certain properties which were listed for sale or whose sale was pending as of the date of ResortQuest's acquisition of Abbott Resorts. Pursuant to such agreement, ResortQuest has agreed to pay upon closing of the applicable transaction to which the applicable listing and/or selling fee relates in the aggregate, up to $1,403,827 in listing and/or selling commissions on such properties. ResortQuest paid Mr. Abbott approximately $37,771 in commissions in 2002.

   In connection with the acquisition of Abbott Resorts, Mr. Abbott entered into a consulting agreement with ResortQuest. For all services rendered by Mr. Abbott pursuant to the consulting agreement, ResortQuest has agreed to compensate Mr. Abbott as follows:

      -  to pay a consulting fee of $125,000 per year;

      - to pay premiums for coverage for Mr. Abbott and his immediate family under such health, hospitalization, disability, dental, life and other insurance plans that ResortQuest may have in effect from time to time;

      - to reimburse Mr. Abbott for all business travel and other out-of-pocket expenses reasonably incurred by him in the performance of his duties; and

      - to pay for a full membership in the Tops'l Beach and Racquet Club (the current cost for which is $1,260 per year).

This consulting agreement was to expire on April 1, 2003, but was amended during February 2003 to extend the term through April 1, 2004 and to reduce the annual consulting fee from $125,000 to $75,000 effective immediately. The consulting agreement is terminable by ResortQuest or Mr. Abbott, with cause on ten (10) days written notice and or without cause thirty (30) days written notice.

   ASTON HOTELS & RESORTS(R) HAWAII. Since July 22, 1997, Aston Hotels & Resorts(R) Hawaii has provided reservation services to AST International, LLC ("AST International") and its subsidiaries. AST International and its subsidiaries have been billed $11,181 by Aston Hotels & Resorts(R) Hawaii for its services in 2002.

   At December 31, 1999, Mr. Tatibouet owed Aston Hotels & Resorts(R) Hawaii, either directly or through entities controlled by him (including properties managed by Aston Hotels & Resorts(R) Hawaii), an aggregate amount of approximately $4,120,966. Of this amount, $4.0 million represented cash advances made prior to our acquisition of Aston Hotel & Resorts(R) Hawaii that were formalized in a promissory note (the "Original Note") executed at the time of the acquisition. Interest was payable semi-annually under the Note at the prime rate less 0.5%, with a minimum of 6% and maximum of 10% with principal to be paid on May 25, 2008. The remainder included interest due and certain fees and reimbursements payable under the management agreements described above.

   On February 16, 2000, ResortQuest agreed with Mr. Tatibouet to the formation of two separate notes (the "New Notes") and a new security agreement to provide additional collateral. One note for $4 million (the "A Note") replaced the Original Note. A second note in the amount of $1,080,428 (the "B Note") represented interest due on the A Note and advances to and unpaid fees earned from entities managed for or related to Mr. Tatibouet and was executed February 20, 2000. Both the A Note and the B Note are fully collateralized by certain real estate held by Mr. Tatibouet.

   The New Notes bear interest at prime rate, less 0.5%, with a minimum of 6% and a maximum of 10%. The B Note, plus accrued interest, was due and payable in two equal installments on December 31, 2000 and July 31, 2001 and has been repaid by Mr. Tatibouet. Payments under the A Note are interest only, due and payable every January and July 1st. The A Note is due and payable on May 25, 2008. At December 31, 2002, Mr. Tatibouet owed Aston Hotels & Resorts(R) Hawaii approximately $4.0 million plus accrued interest related to the A Note. On January 19, 2003, Mr. Tatibouet made payment of the accrued interest on the A Note through December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

15(A)(1) FINANCIAL STATEMENTS

   ResortQuest International, Inc. The following consolidated financial statements, related notes and report of independent public accountants from the 2002 Annual Report to Shareholders are incorporated by reference into Item 8 of
Part II of this report.

                                                                    Pages in the 2002 Annual
                                                                     Report to Shareholders
                                                                     ----------------------
Consolidated Balance Sheets......................................               22
Consolidated Statements of Operations............................               23
Consolidated Statements of Stockholders' Equity and Comprehensive
 Income (Loss)...................................................               24
Consolidated Statements of Cash Flows............................               25
Notes to Consolidated Financial Statements.......................               26
Independent Auditors' Report.....................................               39
Report of Independent Public Accountants.........................               40
Quarterly Results of Operations..................................               41
Selected Financial Data..........................................               42

15(A)(2) FINANCIAL STATEMENT SCHEDULES

   Schedules are omitted because they are not required or the information is given elsewhere in the financial statements. The financial statements of unconsolidated subsidiaries are omitted because they are not applicable.

15(A)(3) EXHIBITS

   These exhibits are available upon request at a charge of ten cents per page. Requests should be directed to Secretary, ResortQuest International, Inc., 530 Oak Court Drive, Suite 360, Memphis, TN 38117

2.1    -    Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., HCP Acquisition
            Corp., and Hotel Corporation of the Pacific, Inc. and Andre S.
            Tatibouet (previously filed on March 12, 1998 as an exhibit to the
            Company's Registration Statement on Form S-1 (File No. 333-47867)
            and incorporated herein by reference).

2.2    -    Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., B&B Acquisition
            Corp., Brindley Acquisition Corp., B&B On The Beach, Inc., Brindley
            and Brindley Realty and Development, Inc., Douglas R. Brindley and
            Betty Shotton Brindley (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File
            No. 333-47867) and incorporated herein by reference).

2.3    -    Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Coastal Realty
            Acquisition LLC, Coastal Management Acquisition Corp. and Coastal
            Resorts Realty LLC, Coastal Resorts Management, Inc., Joshua M.
            Freeman, T. Michael McNally and CMF Coastal Resorts, L.L.C.
            (previously filed on March 12, 1998 as an exhibit to the Company's
            Registration Statement on Form S-1 (File No. 333-47867) and
            incorporated herein by reference).

2.4    -    Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc. and Collection of
            Fine Properties, Inc., Ten Mile Holdings, Ltd., Luis Alonso, Domingo
            R. Moreira, Brenda M. Lopez Ibanez and Ana Maria Moreira (previously filed on March 12, 1998 as an exhibit to the Company's Registration
            Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.5    -    Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc. and Houston and
            O'Leary Company and Heidi O'Leary Houston (previously filed on March
            12, 1998 as an exhibit to the Company's Registration Statement on
            Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.6    -    Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Jupiter
            Acquisition Corp. and Jupiter Property Management at Park City, Inc.
            and Jon R. Brinton (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No.
            333-47867) and incorporated herein by reference).

2.7    -    Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Maui Acquisition
            Corp. and Maui Condominium and Home Realty, Inc., Daniel C. Blair
            and Paul T. Dobson (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No.
            333-47867) and incorporated herein by reference).

2.8    -    Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Maury Acquisition
            Corp. and The Maury People, Inc. and Sharon Benson Doucette
            (previously filed on March 12, 1998 as an exhibit to the Company's
            Registration Statement on Form S-1 (File No. 333-47867) and
            incorporated herein by reference).

2.9    -    Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Priscilla
            Acquisition Corp., Realty Consultants Acquisition Corp., Realty
            Consultants, Inc., and Howey Acquisition, Inc., Charles O. Howey and
            Dolores C. Howey (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No.
            333-47867) and incorporated herein by reference).

2.10   -    Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., RPM Acquisition
            Corp. and Resort Property Management, Inc., Daniel L. Meehan,
            Kimberlie C. Meehan and Nancy Hess (previously filed on March 12,
            1998 as an exhibit to the Company's Registration Statement on Form
            S-1 (File No. 333-47867) and incorporated herein by reference).

2.11   -    Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Telluride
            Acquisition Corp., and Telluride Resort Accommodations, Inc. and
            Steven A. Schein, Michael E. Gardner, Park Brady, Daniel Shaw,
            Carolyn S. Shaw, Virginia C. Gordon, Joyce Allred, Ronald D. Allred,
            A.J. Wells, Forrest Faulconer, Thomas McNamara, Donald J. Peterson,
            Nancy McNamara, Charles E. Cobb, Jr., Sue M. Cobb, Stephen A.
            Martori, Anthony F. Martori, Arthur John Martori and Alan Mishkin
            (previously filed on March 12, 1998 as an exhibit to the Company's
            Registration Statement on Form S-1 (File No. 333-47867) and
            incorporated herein by reference).

2.12   -    Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Trupp Acquisition
            Corp., Management Acquisition Corp. and Trupp-Hodnett Enterprises,
            Inc., THE Management Company, Hans F. Trupp, Roy K. Hodnett, Pat
            Hodnett Cooper and Austin Trupp (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1
            (File No. 333-47867) and incorporated herein by reference).

2.13   -    Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., Whistler Holding
            Corp. and Whistler Chalets Ltd. and J. Patrick McCurdy (previously filed on March 12, 1998 as an exhibit to the Company's Registration
            Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

2.14   -    Agreement and Plan of Organization, dated as of March 11, 1998, by and among Vacation Properties International, Inc., FRS Acquisition
            Corp., First Resort Software, Inc., Thomas A. Leddy, Evan H. Gull
            and Daniel Patrick Curry (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File
            No. 333-47867) and incorporated herein by reference).

2.15   -    Stock Purchase Agreement dated September 11, 1998 by and among
            ResortQuest International, Inc., Abbott Realty Services, Inc.,
            Tops'L Sales Group, Inc., William W. Abbott, Jr., Stephen J. Abbott,
            James R. Steiner, Charles H. Van Driver, Sue C. Van Driver and Angus
            G. Andrews, (previously filed on October 16, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No.
            333-56703) and incorporated herein by reference).

3.1    -    Certificate of Incorporation, as amended (previously filed on March
            12, 1998 as an exhibit to the Company's Registration Statement on
            Form S-1 (File No. 333-47867) and incorporated herein by reference).

3.2    -    Bylaws of the Company, Amended as of February 10, 1999 (previously filed on March 30, 1999 as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1999 (File No.
            001-14115) and incorporated herein by reference).

3.3    -    Bylaws of the Company, Amended as of October 6, 2002 (previously filed on October 10, 2002 as an Exhibit to the Company's Form 8-K
            (File No. 001-14115) and incorporated herein by reference).

3.4    -    Certificate of Amendment of Certificate of Incorporation of Company,
            dated April 23, 1998 (changing the name of the Company from Vacation
            Properties International, Inc. to ResortQuest International, Inc.)
            (previously filed on April 27, 1998 as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No.
            333-47867) and incorporated herein by reference).

3.5    -    Certificate of Amendment of Certificate of Incorporation of the
            Company, dated May 11, 1998 (previously filed on May 12, 1998 as an exhibit to Amendment No. 3 to the Company's Registration Statement
            on Form S-1 (File No. 333-47867) and incorporated herein by reference).

4.1    -    Specimen Common Stock Certificate (previously filed on April 27,
            1998 as an exhibit to Amendment No. 1 to the Company's Registration
            Statement on Form S-1 (File No. 333-47867) and incorporated herein by reference).

4.2    -    Form of Registration Rights Agreements between the Company and each of Alpine Consolidated II, LLC, Capstone Partners, LLC, John
            Przywara, David Marshall, Douglas W. Comfort, Robert G. Falcone,
            Wayne Heller, Dwain Wall, Stephen J. Garchik, John Shaw, David
            Sullivan, Jeffery M. Jarvis, Frederick L. Farmer, W. Michael Murphy,
            Jules S. Sowder, John K. Lines, Brian S. Sullivan, John D. Sullivan,
            the Sullivan Grandchildren's Trust, the David L. Levine Irrevocable
            Children's Trust Under Agreement dated April 27, 1998 f/b/o Whitney
            Monica Levine, the David L. Levine Irrevocable Children's Trust
            Under Agreement dated April 27, 1998 f/b/o Ross Michael Levine, the
            David L. Levine Irrevocable Children's Trust Under Agreement dated
            April 27, 1998 f/b/o Keith Phillip Levine and the David L. Levine
            Revocable Trust Under Agreement dated April 27, 1998 (previously filed on May 26, 1998 an exhibit to the Company's Current Report on
            Form 8-K (File No. 001-14115) and incorporated herein by reference).

4.3    -    Rights Agreement, dated as of February 25, 1999 between ResortQuest
            International, Inc. and American Stock Transfer & Trust Company, as
            Rights Agent (previously filed on March 30, 1999 as an exhibit to the Company's Annual Report on Form 10-K for the period ended
            December 31, 1999 (File No. 001-14115) and incorporated herein by reference).

4.4    -    Summary of Plan Description for the ResortQuest Savings and
            Retirement Plan (previously filed as exhibit 4.1 to the Company's
            Registration Statement on Form S-8 filed on May 21, 1999).

10.1   -    Form of Officer and Director Indemnification Agreement (previously filed on April 27, 1998 as an exhibit to Amendment No. 1 to the
            Company's Registration Statement on Form S-1 (File No. 333-47867)
            and incorporated herein by reference).*

10.2   -    Promissory Note (previously filed on March 12, 1998 as an exhibit to the Company's Registration Statement on Form S-1 (File No.
            333-47867) and incorporated herein by reference).

10.3   -    Consulting Agreement dated September 10, 1998 by and among Abbott
            Realty Services, Inc. and William W. Abbott, Jr. (previously filed on March 30, 1999 as an exhibit to the Company's

            Annual Report on Form 10-K for the period ended December 31, 1999
            (File No. 001-14115) and incorporated herein by reference).*

10.4   -    Form of Officer and Director Indemnification Agreement, as amended
            (previously filed on March 30, 1999 as an exhibit to the Company's
            Annual Report on Form 10-K for the period ended December 31, 1999
            (File No. 001-14115) and incorporated herein by reference).*

10.5   -    Form of Section 401(k) Profit Sharing Plan Adoption Agreement
            (previously filed on March 30, 1999 as an exhibit to the Company's
            Annual Report on Form 10-K for the period ended December 31, 1999
            (File No. 001-14115) and incorporated herein by reference).*

10.6   -    Note Purchase and Guarantee Agreement, dated as of June 1,
            1999(previously filed on July 16, 1999 as exhibit 10.31 to the
            Company's Form S-4 Registration Statement (File No. 333-83059) and
            incorporated herein by reference).

10.7   -    Amended and Restated 1998 Long-Term Incentive Plan of the Company
            (previously filed on April 6, 1999 as an exhibit to the Company's
            Proxy Statement (File No. 001-14115) and incorporated herein by reference).*

10.8   -    Form of Consulting Agreement between the Company and Joseph V.
            Vittoria, dated as of October 6, 2002 (previously filed as an
            Exhibit to the Company's Form 10-Q filed on November 14, 2002 (File
            No. 001-14115) and incorporated herein by reference).*

10.9   -    Form of Employment Agreement between the Company and James S. Olin and J. Mitchell Collins, dated as of October 6, 2002 (previously filed as an Exhibit to the Company's 10-Q filed on November 14, 2002
            (File No. 001-141115) and incorporated herein by reference).*

10.10  -    Form of Employment Agreement between the Company and each of L. Park
            Brady, Jr., Stephen D. Caron and Robert J. Adams, dated as of
            October 9, 2002 (previously filed as an Exhibit to the Company's
            Form 10-Q filed on November 14, 2002 (File No. 001-14115) and incorporated herein by reference).*

10.11  -    Amended and Restated Credit Agreement, dated as of January 22, 2001, by and among the Company, the guarantors party thereto, the lenders described therein, Citibank, N.A., as administrative agent for the lenders, Bank of America, N.A., as documentation agent, Credit
            Lyonnais New York Branch, as syndication agent and Salomon Smith
            Barney Inc., as arranger (previously filed on April 2, 2001 as an
            Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-14115) and incorporated herein by reference).*

10.12  -    First Amendment to Amended and Restated Credit Agreement, dated as of October 30, 2001, by and among, Citibank, N.A., as administrative agent for the Lenders, Bank of America, N.A., as documentation agent and Credit Lyonnais New York Branch, as syndication agent, and is made with reference to that certain Amended and Restated Credit
            Agreement dated as of January 22, 2001, by and among the Borrower, the Guarantors, the Lenders (as defined therein), the Documentation
            Agent, the Syndication Agent and the Agent (previously filed as an
            Exhibit to the Company's Form 10-Q filed on November 14, 2001 (File
            No. 001-14115) and incorporated herein by reference).*

10.13  -    Amended and Restated Intercreditor and Collateral Agency Agreement,
            dated as of January 22, 2001, by and among Citibank, N.A., as collateral agent, the noteholders described therein, Citibank, N.A., as agent for the lenders, the lenders described therein and the additional creditors described therein (previously filed on April 2,
            2001 as an Exhibit to the Company's Annual Report on Form 10-K for
            the year ended December 31, 2000 (File No. 001-14115) and
            incorporated herein by reference).*

10.14  -    Second modification agreement, dated as of October 30, 2001, by and among the Company, the guarantors party thereto, and Teachers
            Insurance and Annuity Association, as the Noteholders (previously filed as an Exhibit to the Company's Form 10-Q filed on November 14,
            2001 (File No. 001-14115) and incorporated herein by reference).*

10.15  -    Amendment to Consulting Agreement dated February 1, 2003 by and among Abbott Realty Services, Inc. and William W. Abbott, Jr.

10.16  -    Second Amendment to Amended and Restated Credit Agreement, dated as of March 14, 2003, by and among Citibank, N.A., as administrative agent for the lenders described therein and the additional creditors described therein.

10.17  -    Third Modification Agreement to the Note Purchase and Guarantee
            Agreement, dated as of March 14, 2003, by and among each of the
            Noteholders set forth and described therein.

13     -    The 2002 Annual Report to Shareholders, which, except for those portions expressly incorporated herein by reference, is furnished solely for the information of the Commission and is not to be deemed
            "filed."

21     -    Subsidiaries of the Company

23     -    Consent of Deloitte & Touche LLP.

99.1   -    Certification of Chief Executive Officer

99.2   -    Certification of Chief Financial Officer

* Indicates management contract or compensatory plan, contract or arrangement.

15(B) REPORTS ON FORM 8-K

      The Company filed the following reports on Form 8-K during the last quarter of 2002:

(i) Form 8-K filed October 10, 2002 announcing the Company's change in senior management and a change in the Company's bylaws.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 RESORTQUEST INTERNATIONAL, INC.

                                 By:    /s/ Joseph V. Vittoria
                                    ---------------------------------------
                                     Joseph V. Vittoria, Chairman


Dated:

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                           TITLE                     DATE
        ---------                           -----                     ----

/s/ Joseph V. Vittoria          Chairman and Director             March 27, 2003
----------------------------
(Joseph V. Vittoria)

/s/ James S. Olin               President and Chief Executive     March 27, 2003
----------------------------    Officer and Director (Principal
(James S. Olin)                 Executive Officer)

/s/ J. Mitchell Collins         Executive Vice President and      March 27, 2003
----------------------------    Chief Financial Officer
(J. Mitchell Collins)           (Principal Financial and
                                Accounting Officer)

/s/ William W. Abbott, Jr.      Director                          March 27, 2003
----------------------------
(William W. Abbott, Jr.)

/s/ Elan J. Blutinger           Director                          March 27, 2003
----------------------------
(Elan J. Blutinger)

/s/ Michael P. Castellano       Director                          March 27, 2003
----------------------------
(Michael P. Castellano)

/s/ David C. Sullivan           Director                          March 27, 2003
----------------------------
(David C. Sullivan)

/s/ Theodore L. Weise           Director                          March 27, 2003
----------------------------
(Theodore L. Weise)