Form 10-Q
period 2003-03-31
RESORTQUEST INTERNATIONAL INC
filed 2003-05-15
CIK 1057507

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2003.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
---------------.

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

                         Yes  [X]            No  [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of March 31, 2003.

                         Common Stock 19,251,749 shares

PART I - FINANCIAL INFORMATION
------------------------------
Company or group of companies for which report is filed:
         RESORTQUEST INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1. Financial Statements
----------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

(Unaudited)                                                      December 31,      March 31,
                                                                        2002           2003
ASSETS                                                           -----------       --------
Current assets
  Cash and cash equivalents                                         $    859       $  1,087
  Cash held in escrow                                                 15,468         17,345
  Trade and other receivables, net                                     5,841          7,025
  Deferred income taxes                                                  724            759
  Other current assets                                                 4,807          6,481
                                                                    --------       --------
    Total current assets                                              27,699         32,697
                                                                    --------       --------
Goodwill, net                                                        205,830        205,830
Property, equipment and software, net                                 34,100         33,627
Other assets                                                           5,924          6,720
                                                                    --------       --------
        Total assets                                                $273,553       $278,874
                                                                    ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt                              $     94       $ 76,275
  Deferred revenue and property owner payables                        47,402         50,410
  Accounts payable and accrued liabilities                            14,628         15,278
  Other current liabilities                                            2,024          1,648
                                                                    --------       --------
    Total current liabilities                                         64,148        143,611
                                                                    --------       --------
Long-term debt, net of current maturities                             75,045              -
Deferred income taxes                                                  2,869          3,413
Other long-term obligations                                            5,007          4,686
                                                                    --------       --------
        Total liabilities                                            147,069        151,710
                                                                    --------       --------
Stockholders' equity
  Common stock, $0.01 par value, 50,000,000 shares authorized,
    19,251,749 and 19,251,749 shares outstanding, respectively           193            193
  Additional paid-in capital                                         153,933        153,933
  Accumulated other comprehensive loss                                   (60)          (122)
  Excess distributions                                               (29,500)       (29,500)
  Retained earnings                                                    1,918          2,660
                                                                    --------       --------
    Total stockholders' equity                                       126,484        127,164
                                                                    --------       --------
        Total liabilities and stockholders' equity                  $273,553       $278,874
                                                                    ========       ========

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

RESORTQUEST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                                                  Three Months Ended
                                                                              March 31,     March 31,
                                                                                  2002          2003
                                                                              --------      --------
Revenues
  Property management fees                                                     $25,324       $22,556
  Service fees                                                                  10,300        10,070
  Real estate and other                                                          4,889         5,044
                                                                               -------       -------
                                                                                40,513        37,670
  Other revenue from managed entities                                            8,503         8,887
                                                                               -------       -------
    Total revenues                                                              49,016        46,557
                                                                               -------       -------
Operating expenses
  Direct operating                                                              20,142        21,212
  General and administrative                                                    13,336        11,721
  Depreciation                                                                   1,430         1,665
                                                                               -------       -------
                                                                                34,908        34,598
  Other expenses from managed entities                                           8,503         8,887
                                                                               -------       -------
    Total operating expenses                                                    43,411        43,485
                                                                               -------       -------
Operating income                                                                 5,605         3,072
Interest and other expense, net                                                  1,466         1,812
                                                                               -------       -------
Income before income taxes                                                       4,139         1,260
Provision for income taxes                                                       1,552           518
                                                                               -------       -------
Income before the cumulative effect of a change in accounting principle          2,587           742
Cumulative effect of a change in accounting principle, net of
   a $1.9 million income tax benefit                                            (6,280)            -
                                                                               -------       -------
Net income (loss)                                                              $(3,693)      $   742
                                                                               =======       =======
Earnings per share
   Basic
     Before cumulative effect of a change in accounting principle              $  0.13       $  0.04
     Cumulative effect of a change in accounting principle                       (0.32)            -
                                                                               -------       -------
                                                                               $ (0.19)      $  0.04
                                                                               =======       =======

   Diluted
     Before cumulative effect of a change in accounting principle              $  0.13       $  0.04
     Cumulative effect of a change in accounting principle                       (0.32)            -
                                                                               -------       -------
                                                                               $ (0.19)      $  0.04
                                                                               =======       =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

RESORTQUEST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
(In thousands, except share amounts)
(Unaudited)

                                                                     Accumulated
                                                       Additional          Other
                                         Common Stock     Paid-in  Comprehensive         Excess  Retained              Comprehensive
                                       Shares  Amount     Capital           Loss  Distributions  Earnings      Total          Income
                                   ----------  ------  ----------  -------------  -------------  --------   --------   -------------
Balance, January 1, 2003 .....     19,251,749    $193    $153,933           $(60)      $(29,500)   $1,918   $126,484
  Net income .................             --      --          --             --             --       742        742           $742
  Foreign currency translation
     loss ....................             --      --          --            (62)            --        --        (62)           (62)
                                                                                                                               ----
Comprehensive income .........                                                                                                 $680
                                   ----------    ----    --------          -----       --------    ------   --------           ====
Balance, March 31, 2003 ......     19,251,749    $193    $153,933          $(122)      $(29,500)   $2,660   $127,164
                                   ==========    ====    ========          =====       ========    ======   ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

RESORTQUEST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                 Three Months Ended
                                                                             March 31,     March 31,
                                                                                 2002          2003
                                                                             --------      --------
Cash flows from operating activities:
Net income (loss)                                                            $ (3,693)     $    742
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Cumulative effect of a change in accounting
     principle                                                                  6,280            --
    Depreciation                                                                1,430         1,665

  Changes in operating assets and liabilities:
    Cash held in escrow                                                        (1,773)       (1,877)
    Trade and other receivables                                                   201        (1,184)
    Accounts payable and accrued liabilities                                      724           875
    Deferred revenue and property owner payables                                4,339         3,008
    Other                                                                          27        (2,720)
                                                                             --------      --------
          Net cash provided by operating activities                             7,535           509
                                                                             --------      --------
Cash flows from investing activities:
  Cash portion of acquisitions, net                                            (1,296)           --
  Purchases of property, equipment and software                                (2,973)       (1,417)
                                                                             --------      --------
          Net cash used in investing activities                                (4,269)       (1,417)
                                                                             --------      --------
Cash flows from financing activities:
  Credit facility borrowings                                                   25,150        19,050
  Credit facility repayments                                                  (25,300)      (17,850)
  Payments of capital lease and other obligations                                (151)          (64)
                                                                             --------      --------
          Net cash provided by (used in) financing activities                    (301)        1,136
                                                                             --------      --------
Net change in cash and cash equivalents                                         2,965           228
Cash and cash equivalents, beginning of period                                    213           859
                                                                             --------      --------
Cash and cash equivalents, end of period                                     $  3,178      $  1,087
                                                                             ========      ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

RESORTQUEST INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

         In these footnotes, the words "Company," "ResortQuest," "we," "our" and "us" refer to ResortQuest International, Inc., a Delaware corporation, and its wholly-owned subsidiaries, unless otherwise stated or the context requires otherwise.

NOTE 1 - BASIS OF PRESENTATION

Organization and Principles of Consolidation

         ResortQuest is one of the world's leading vacation rental property management companies with over 20,000 units under management. We are the first company offering vacation condominium and home rentals, sales and management under an international brand name in over 50 premier destination resorts located in the continental United States, Hawaii and Canada. Our condensed consolidated financial statements include the accounts of ResortQuest and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

         The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the interim periods are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

Acquisition Costs

         Costs incurred in the course of our evaluation of acquisition candidates and the ultimate consummation of acquisitions consist primarily of attorneys' fees, accounting fees and other costs incurred by us in identifying and closing transactions. These costs incurred are deferred on the balance sheet until the related transaction is either consummated or terminated. Similar treatment is followed in recording costs incurred by us in the course of amending existing debt, generating additional debt or obtaining equity financing. Transaction costs and the excess of the purchase price over the fair value of identified net assets acquired represent goodwill (see Note 2). Goodwill is calculated based on a preliminary estimate that is adjusted to its final balance within one year of the close of the acquisition. Additionally, certain of our acquisitions have "earn-up" provisions that require additional consideration to be paid if certain operating results are achieved over periods of up to three years. This additional consideration is recorded as goodwill when the amount is fixed and determinable.

         During the first quarter of 2002 we made net cash payments approximating $1.3 million for an earn-up payment related to a 2000 acquisition and other purchase accounting adjustments related to certain 2001 acquisitions. No such payments were made during the first quarter of 2003.

NOTE 2 - STOCK-BASED COMPENSATION

         As permitted under the Financial Accounting Standards Board ("FASB") Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," no compensation cost has been recognized in the condensed consolidated statements of operations for issued options. The Company continues to account for stock-based compensation utilizing the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

         In accordance with Statement No. 123, "Accounting for Stock-Based Compensation," ResortQuest has estimated the fair value of each option grant using the Black-Scholes Option-Pricing Model. Had compensation cost for issued options been determined based on the fair value at the grant dates, ResortQuest's net income (loss) and earnings (loss) per share would have been impacted by the pro forma amounts as indicated in the following table:

                                                                  Three Months Ended March 31,
(in thousands, except per share amounts)                                     2002        2003
                                                                          -------     -------
Net income (loss)
  As reported                                                             $(3,693)   $    742
  Less: Pro forma stock-based employee compensation expense                     -         (74)
                                                                          -------    --------
  Pro forma                                                                (3,693)        668
                                                                          =======    ========

Basic earnings (loss) per share
  As reported                                                             $ (0.19)   $   0.04
  Less:  Pro forma stock-based employee compensation expense                    -       (0.01)
                                                                          -------    --------
  Pro forma                                                               $ (0.19)   $   0.03
                                                                          =======    ========
Diluted earnings (loss) per share
  As reported                                                             $ (0.19)   $   0.04
  Less:  Pro forma stock-based employee compensation expense                    -       (0.01)
                                                                          -------    --------
  Pro forma                                                               $ (0.19)   $   0.03
                                                                          =======    ========

Assumptions included an average risk-free interest rate of 3.05%; an average expected life of 4 years; a volatility factor of 47.2%; and no dividends.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." The Company adopted this statement in the first quarter of 2003. Adoption of this statement did not have a material impact on our financial position or results of operations.

         In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement provides for the rescissions or amendment of certain previously issued accounting standards. The various provisions of this standard are effective for either 2002 or 2003. Also during the quarter ended June 30, 2002, Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued and is effective for activities initiated after December 31, 2002. The Company adopted the applicable provisions under Statement No. 145 and Statement No. 146 during the first quarter of 2003. Adoption of these statements did not have a material impact on our financial position or results of operations.

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure - an Amendment of FASB Statement No. 123," to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. Statement No. 148 also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 were effective for fiscal years ending after December 15, 2002, and the disclosure provisions were applied in our 2002 financial statements. The Company adopted the applicable disclosure provisions under Statement No. 148 during the first quarter of 2003 and will continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Adoption of Statement No.148 did not have a material impact on our financial position or results of operations.

         In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on existing disclosure requirements for most guarantees including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the Company must recognize an additional liability for the fair value or market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, the disclosure requirements in the interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the measurement provisions and disclosure requirements of FIN 45 during the first quarter of 2003. Adoption of this interpretation did not have a material impact on our financial position or results of operations.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as "special purpose entities." Companies are required to apply the provision of FIN 46 prospectively for all variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. All interests acquired before February 1, 2003 must follow the new rules in accounting periods beginning after June 15, 2003. The Company adopted this interpretation in the first quarter of 2003. Adoption of this interpretation did not have a material impact on our financial position or results of operations.

NOTE 4 - NOTE RECEIVABLE

         During 1998, we formalized a $4.0 million promissory note resulting from cash advances to a primary stockholder of a predecessor company who is no longer an affiliate of ResortQuest. On February 16, 2000, this note was restructured in order to provide for additional collateral. This note bears interest at 1/2% below the prime rate of interest, but not less than 6% and not more than 10%. Interest payments under the $4.0 million note are due every January and July 1st, with the principal recorded in Other assets in the accompanying Condensed Consolidated Balance Sheets, being due in full on May 25, 2008. To date, all interest payments due under the restructured terms of the note have been received.

NOTE 5 - LONG-TERM BORROWINGS

         At March 31, 2003, all long-term borrowings are classified as current maturities and were comprised of $50.0 million in 10.06% Senior Notes due June 2004, $26.2 million in borrowings under our Credit Facility that expires in January 2004 and $30,000 in capital lease obligations and other borrowings assumed in connection with certain acquisitions that have varying maturities through 2004. The $26.2 million in borrowings under the Credit Facility are classified as current maturities due to the January 2004 maturity date of this Facility. The $50.0 million in Senior Notes are not due until June 2004, but are also classified as current maturities. This current classification is based on management's belief that it will be necessary to refinance the Senior Notes and the Credit Facility concurrently, prior to the January 22, 2004 Credit Facility maturity. Management is currently in discussions to refinance all outstanding borrowings during 2003. There is no assurance that we will be able to refinance these borrowings and significant changes to the current terms, such as interest rates and restrictive covenants, may result from any refinancing.

NOTE 6 - OTHER CHARGES

         During the quarter ended March 31, 2003, general and administrative expenses include approximately $300,000 of items that relate to the move of the Company's corporate office to Destin, Florida. The Company estimates that the total cost of the move will be $800,000, which includes actual moving costs and related severance.

         During the quarter ended March 31, 2002, general and administrative expenses include approximately $500,000 of items that are primarily professional fees resulting from employee-related matters and a study to explore financing and strategic growth alternatives. During the fourth quarter of 2002, liabilities were incurred related to certain senior management changes and announced office closings.

         The following table summarizes all activities related to these other charges:

                                                   Employee      Office Closings
 (in thousands)                               Related Items      and Other Misc.        Total
                                             --------------      ---------------      -------
Accrual at December 31, 2002                        $ 1,980                $ 610      $ 2,590
Quarter-ended March 31, 2003 expenses                    10                  306          316
Less:  Cash payments                                   (312)                (605)        (917)
                                                    -------                -----      -------
Accrual at March 31, 2003                             1,678                  311        1,989
Less:  Current portion                                 (839)                (187)      (1,026)
                                                    -------                -----      -------
Long-term portion of accrual                        $   839                $ 124      $   963
                                                    =======                =====      =======

NOTE 7 - EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding options to purchase our securities are exercised.

         The following table reflects our weighted average common shares outstanding and the impact of outstanding dilutive stock options:

                                                                                     Three Months Ended
                                                                                 March 31,     March 31,
                                                                                     2002          2003
                                                                               ----------    ----------
Basic weighted average common shares outstanding                               19,243,249    19,251,749
Effect of dilutive securities - stock options                                     109,238           351
                                                                               ----------    ----------
Diluted weighted average common shares outstanding                             19,352,487    19,252,100
                                                                               ==========    ==========


NOTE 8 - SEGMENT REPORTING

         With the quarter ended March 31, 2003, the Company's management began allocating Corporate expenses to each of the Company's property management and technology operations. The Corporate expenses are being allocated to each operation based on revenues. We believe that this allocation method is the most appropriate for our operations. This change was made as the Company began its relocation of its Corporate operations to Destin, Florida and the continued centralization of support functions for all operations. Based on this change, the Company has two reportable segments. All goodwill is allocated to the Property Management segment. Prior to this change, Corporate expenses were not allocated to the Property Management segment. The following table presents the revenues, operating income and assets of our reportable segments, with reclassified 2002 data presented for comparative purposes:

                                                       Three Months Ended
                                                   March 31,     March 31,
(in thousands)                                         2002          2003
                                                   --------      --------
Revenues
  Property Management                               $48,345       $45,811
  ResortQuest Technologies                              671           746
                                                    -------       -------
                                                    $49,016       $46,557
                                                    =======       =======

Operating Income
  Property Management                               $ 5,676       $ 3,084
  ResortQuest Technologies                              (71)          (12)
                                                    -------       -------
                                                    $ 5,605       $ 3,072
                                                    =======       =======


                                                December 31,     March 31,
(in thousands)                                         2002          2003
                                                -----------      --------
Assets
  Property Management                              $267,921      $273,176
  ResortQuest Technologies                            5,632         5,698
                                                   --------      --------
                                                   $273,553      $278,874
                                                   ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         ResortQuest is one of the world's leading providers of vacation condominium and home rental property management services in premier destination resorts located in the United States and Canada. We have developed the first and only branded international network of vacation rental properties and currently offer management services to over 20,000 rental properties. Our operations are in more than 50 premier resort locations in the Beach, Hawaii, Mountain and Desert geographical regions.

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

         Utilizing our marketing database, we market our properties through national cable television ad campaigns and various other media channels. We have significant distribution through ResortQuest.com, our proprietary website offering "real-time" reservations, and our inventory distribution partnerships that include Expedia, Travelocity, Condosaver, retail travel agents, travel wholesalers and others. We are constantly enhancing our website to improve the booking experience for leisure travelers. In addition to detailed property descriptions, virtual tours, interior and exterior photos, floor plans and local information, vacationers can search for properties by date, activity, event or location; comparison shop among similar vacation rental units; check for special discounts and promotions; and obtain maps and driving directions.

RESULTS OF OPERATIONS

         Our operating results are highly seasonal due to the geographical dispersion of the resort locations in which we operate. The results of operations are subject to quarterly fluctuations caused primarily by the seasonal variations in the vacation rental and property management industry, with peak seasons dependent on whether the resort is primarily a summer or winter destination. Our financial results will be discussed on a consolidated basis, but due to the seasonal nature of our operations, our results will also be discussed by geographic region with ResortQuest Technologies representing our ResortQuest Technologies and First Resort Software operations. With the period ended March 31, 2003, the Company's management began allocating Corporate expenses to each of the Company's property management and technology operations. The Corporate expenses are being allocated to each operation based on revenues. This change was made as the Company began its relocation of its Corporate operations to Destin, Florida and the continued centralization of support functions for all operations.

Consolidated

         The following table sets forth the condensed consolidated results of operations for the three months ended March 31, 2002 and 2003.

                                                                         Three Months Ended March 31,
(dollars in thousands)                                                   2002                   2003
                                                            -----------------      -----------------
Revenues                                                    $49,016     100.0%     $46,557     100.0%
Direct operating expenses                                    20,142      41.1       21,212      45.5
General and administrative expenses                          13,336      27.2       11,721      25.2
Other expenses from managed entities                          8,503      17.3        8,887      19.1
                                                            -------     -----      -------     -----
Operating income before depreciation                          7,035      14.4        4,737      10.2
Depreciation                                                  1,430       2.9        1,665       3.6
                                                            -------     -----      -------     -----
Operating income                                              5,605      11.5        3,072       6.6
Interest and other expense, net                               1,466       3.0        1,812       3.9
Provision for income taxes                                    1,552       3.2          518       1.1
                                                            -------     -----      -------     -----
Income before the cumulative effect of a
  change in accounting principle                            $ 2,587       5.3%     $   742       1.6%
                                                            =======     =====      =======     =====

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002
- Consolidated

         Revenues. Revenues decreased $2.5 million, or 5%, from $49.0 million in 2002 to $46.5 million in 2003. Excluding other revenues from managed entities, revenues decreased $2.8 million, or 7%, from $40.5 million in 2002 to $37.7 million in 2003, primarily due to an 8.4% decrease in gross lodging revenues driven by a 6.3 point decrease in occupancy that was a result of the general decline in leisure travel resulting from the war in Iraq and the state of the economy.

         Direct operating expenses. Direct operating expenses increased $1.1 million, or 5%, from $20.1 million in 2002 to $21.2 million in 2003, primarily due to increased labor costs and travel intermediary fees. As a percentage of revenues, direct operating expenses increased 4.4 points primarily due to these increased costs and the decrease in revenues.

         General and administrative expenses. General and administrative expenses decreased $1.6 million, or 12%, from $13.3 million in 2002 to $11.7 million in 2003, primarily due to cost reduction initiatives partially offset by the $306,000 in other charges related to the relocation of the Corporate operations to Destin, Florida. As a percentage of revenues, general and administrative expenses decreased 2.0 points due to cost reduction initiatives.

         Other expenses from managed entities. Other expenses from managed entities increased $384,000, or 5%, from $8.5 million in 2002 to $8.9 million in 2003, due to an increase in payroll for managed entities. These expenses are reimbursed at our cost by the entities under our management. The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities increased 1.8 points, primarily due to the decrease in revenues.

         Depreciation. Depreciation increased $235,000, or 16%, from $1.4 million in 2002 to $1.7 million in 2003, primarily due to increased technology capital expenditures. As a percentage of revenues, depreciation increased 0.7 points due to the increase in technology capital expenditures.

         Interest and other expense, net. Interest expense, net of interest income, increased $346,000, or 24%, from $1.5 million in 2002 to $1.8 million in 2003, primarily due to increased average debt levels and an increased weighted average borrowing rate. As a percentage of revenues, interest increased 0.9 points due to the increase in borrowing costs and a decrease in revenues.

         Provision for income taxes. Provision for income taxes decreased $1.0 million, or 67%, from $1.5 million in 2002 to $518,000 in 2003, primarily due to a decline in taxable income.

Beach

         The following table sets forth the condensed consolidated results of operations for the three months ended March 31, 2002 and 2003 for our Beach operations in Gulf Shores, Alabama; Bethany Beach, Delaware; Anna Maria Island, Beaches of South Walton, Bonita Springs, Bradenton, Captiva Island, Destin, Fort Myers, Fort Myers Beach, Fort Walton Beach, Lido Key, Longboat Key, Marco Island, Naples, Navarre Beach, New Port Richey, Okaloosa Island, Orlando, Panama City, Pensacola, Perdido Key, Sanibel Island, Sarasota, Siesta Key, Vanderbilt Beach and Venice, Florida; St. Simons Island, Georgia; Nantucket, Massachusetts; Outer Banks, North Carolina; and Hilton Head Island, South Carolina.

                                                                         Three Months Ended March 31,
(dollars in thousands)                                                   2002                   2003
                                                            -----------------      -----------------
Revenues                                                    $16,560     100.0%     $14,780     100.0%
Direct operating expenses                                     9,704      58.6        9,748      66.0
General and administrative expenses                           5,964      36.0        5,045      34.1
Other expenses from managed entities                          1,091       6.6        1,230       8.3
                                                            -------     -----      -------     -----
Operating loss before depreciation                             (199)      n/m       (1,243)      n/m
Depreciation                                                    618       3.7          692       4.7
                                                            -------     -----      -------     -----
Operating loss                                              $  (817)      n/m      $(1,935)      n/m
                                                            =======     =====      =======     =====

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002
- Beach

         Revenues. Revenues decreased $1.8 million, or 11%, from $16.6 million in 2002 to $14.8 million in 2003. Excluding other revenues from managed entities, revenues decreased $1.9 million, or 12%, from $15.5 million in 2002 to $13.6 million in 2003, primarily due to an 18.2% decrease in gross lodging revenues driven by an 8.2 point decrease in occupancy that was a result of the general decline in leisure travel resulting from the war in Iraq and the state of the economy.

         Direct operating expenses. Direct operating expenses remained relatively flat in 2003 when compared to 2002. As a percentage of revenues, direct operating expenses increased 7.4 points due primarily to increases in labor costs and the decrease in revenues.

         General and administrative expenses. General and administrative expenses decreased $919,000, or 15%, from $6.0 million in 2002 to $5.0 million in 2003, primarily due to cost reduction initiatives. As a percentage of revenues, general and administrative expenses decreased 1.9 points due to cost reduction initiatives.

         Other expenses from managed entities. Other expenses from managed entities increased $139,000, or 13%, from $1.1 million in 2002 to $1.2 million in 2003, due to an increase in payroll for managed entities. These expenses are reimbursed at our cost by the entities under our management. The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities increased 1.7 points due to the decrease in revenues.

         Depreciation. Depreciation increased $74,000, or 12%, from $618,000 in 2002 to $692,000 in 2003, primarily due to the opening of our regional laundry facility in 2002 in Florida and other capital expenditures. As a percentage of revenues, depreciation increased 1.0 point due to these items.

Hawaii

         The following table sets forth the condensed consolidated results of operations for the three months ended March 31, 2002 and 2003 for our Hawaiian operations on the islands of Hawaii, Kauai, Maui and Oahu.

                                                                         Three Months Ended March 31,
(dollars in thousands)                                                   2002                   2003
                                                            -----------------      -----------------
Revenues                                                    $13,477     100.0%     $13,807     100.0%
Direct operating expenses                                     1,913      14.2        2,319      16.8
General and administrative expenses                           3,290      24.4        2,909      21.1
Other expenses from managed entities                          7,138      53.0        7,369      53.3
                                                            -------     -----      -------     -----
Operating income before depreciation                          1,136       8.4        1,210       8.8
Depreciation                                                    261       1.9          257       1.9
                                                            -------     -----      -------     -----
Operating income                                            $   875       6.5%     $   953       6.9%
                                                            =======     =====      =======     =====

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002
- Hawaii

         Revenues. Revenues increased $330,000, or 2%, from $13.5 million in 2002 to $13.8 million in 2003. Excluding other revenues from managed entities, revenues increased $99,000, or 2%, from $6.3 million in 2002 to $6.4 million in 2003, primarily due to a 6.4% increase in gross lodging revenues driven by a 7.2 point increase in the Average Daily Rate ("ADR").

         Direct operating expenses. Direct operating expenses increased $406,000, or 21%, from $1.9 million in 2002 to $2.3 million in 2003, primarily due to increased labor costs. As a percentage of revenues, direct operating expenses increased 2.6 points due to these cost increases.

         General and administrative expenses. General and administrative expenses decreased $381,000, or 12%, from $3.3 million in 2002 to $2.9 million in 2003, primarily due to cost reduction initiatives. As a percentage of revenues, general and administrative expenses decreased 3.3 points primarily due to the cost reductions.

         Other expenses from managed entities. Other expenses from managed entities increased $231,000, or 3%, from $7.1 million in 2002 to $7.4 million in 2003, due to an increase in payroll for managed entities. These expenses are reimbursed at our cost by the entities under our management. The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities remained relatively flat.

         Depreciation. Depreciation decreased $4,000, or 2%, from $261,000 in 2002 to $257,000 in 2003. As a percentage of revenues, depreciation remained relatively flat.

Mountain

         The following table sets forth the condensed consolidated results of operations for the three months ended March 31, 2002 and 2003 for our Mountain operations in Whistler, British Columbia; Aspen, Breckenridge, Crested Butte, Dillon, Keystone, Snowmass Village, Steamboat Springs and Telluride, Colorado; Sun Valley, Idaho; Big Sky, Montana; Mt. Bachelor and Sunriver, Oregon; Gatlinburg and Pigeon Forge, Tennessee; and The Canyons, Deer Valley and Park City, Utah.

                                                                         Three Months Ended March 31,
(dollars in thousands)                                                   2002                   2003
                                                            -----------------      -----------------
Revenues                                                    $16,968     100.0%     $16,234     100.0%
Direct operating expenses                                     7,572      44.6        8,290      51.0
General and administrative expenses                           3,546      20.9        3,161      19.5
Other expenses from managed entities                            274       1.6          288       1.8
                                                            -------     -----      -------     -----
Operating income before depreciation                          5,576      32.9        4,495      27.7
Depreciation                                                    441       2.6          485       3.0
                                                            -------     -----      -------     -----
Operating income                                            $ 5,135      30.3%     $ 4,010      24.7%
                                                            =======     =====      =======     =====

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002
- Mountain

         Revenues. Revenues decreased $734,000, or 4%, from $17.0 million in 2002 to $16.2 million in 2003. Excluding other revenues from managed entities, revenues decreased $748,000, or 4%, from $16.7 million in 2002 to $16.0 million in 2003, primarily due to a 12.3% decrease in gross lodging revenues driven by a
9.4 point decrease in occupancy that was result of the general decline in leisure travel due to the war in Iraq and the state of the economy. The profitability of the Mountain operations has deteriorated, primarily due to year over year declines in occupancy. Should this negative trend continue, it may result in a future impairment of the goodwill of the Mountain operations. Reviews for impairment are performed by management as prescribed under FASB Statement No. 142, "Goodwill and Other Intangible Assets."

         Direct operating expenses. Direct operating expenses increased $718,000, or 9%, from $7.6 million in 2002 to $8.3 million in 2003, primarily due to increased labor and travel intermediary costs. As a percentage of revenues, direct operating expenses increased 6.4 points, primarily due to these increased costs.

         General and administrative expenses. General and administrative expenses decreased $385,000, or 11%, from $3.5 million in 2002 to $3.2 million in 2003, primarily due to cost reduction initiatives. As a percentage of revenues, general and administrative expenses decreased 1.4 points due to the cost reduction initiatives.

         Other expenses from managed entities. Other expenses from managed entities increased $14,000, or 5%, from $274,000 in 2002 to $288,000 in 2003, due to an increase in payroll for managed entities. These expenses are reimbursed at our cost by the entities under our management. The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities remained relatively flat.

         Depreciation. Depreciation increased $44,000, or 10%, from $441,000 in 2002 to $485,000 in 2003, primarily due to increased capital expenditures during the later part of 2002. As a percentage of revenues, depreciation remained relatively flat.

Desert

     The following table sets forth the condensed consolidated results of operations for the three months ended March 31, 2002 and 2003 for our Desert operations in Phoenix, Scottsdale and Tucson, Arizona; and Palm Desert, California.

                                                                         Three Months Ended March 31,
(dollars in thousands)                                                   2002                   2003
                                                            -----------------      -----------------
Revenues                                                    $ 1,340     100.0%     $   990     100.0%
Direct operating expenses                                       491      36.6          540      54.5
General and administrative expenses                             336      25.1          367      37.1
Other expenses from managed entities                             --        --           --        --
                                                            -------     -----      -------     -----
Operating income before depreciation                            513      38.3           83       8.4
Depreciation                                                     30       2.2           27       2.7
                                                            -------     -----      -------     -----
Operating income                                            $   483      36.0%     $    56       5.7%
                                                            =======     =====      =======     =====

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002
- Desert

         Revenues. Revenues decreased $350,000, or 26%, from $1.3 million in 2002 to $1.0 million in 2003, primarily due to a 31.6% decrease in gross lodging revenues driven by a 10.7 point decrease in occupancy and a 19.8% decrease in units under management that was a result of the general decline in leisure travel due to the war in Iraq and the state of the economy.

         Direct operating expenses. Direct operating expenses increased $49,000, or 10%, from $491,000 in 2002 to $540,000 in 2003, primarily due to increased marketing costs. As a percentage of revenues, direct operating expenses increased 17.9 points due to the increased costs and decreased revenues.

         General and administrative expenses. General and administrative expenses increased $31,000, or 9%, from $336,000 in 2002 to $367,000 in 2003, primarily due to increased labor costs. As a percentage of revenues, general and administrative expenses increased 12.0 points due to increased costs and the decrease in revenues.

         Other expenses from managed entities. These operations do not have any arrangements with managed entities to receive reimbursement for any payroll related costs.

         Depreciation. Depreciation decreased $3,000, or 10%, from $30,000 in 2002 to $27,000 in 2003, primarily due to certain in-service assets being fully depreciated. As a percentage of revenues, depreciation remained relatively flat.

ResortQuest Technologies

         The following table sets forth the condensed consolidated results of operations for the three months ended March 31, 2002 and 2003 for our ResortQuest Technologies operations.

                                                                         Three Months Ended March 31,
(dollars in thousands)                                                   2002                   2003
                                                              ---------------      -----------------
Revenues                                                      $ 671     100.0%     $   746     100.0%
Direct operating expenses                                       462      68.9          315      42.2
General and administrative expenses                             200      29.8          239      32.0
Other expenses from managed entities                             --        --           --        --
                                                              -----     -----      -------     -----
Operating income before depreciation                              9       1.3          192      25.7
Depreciation                                                     80      11.9          204      27.3
                                                              -----     -----      -------     -----
Operating loss                                                $ (71)      n/m      $   (12)      n/m
                                                              =====     =====      =======     =====

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002
- ResortQuest Technologies

         Revenues. Revenues increased $75,000, or 11%, from $671,000 in 2002 to $746,000 in 2003, primarily due to increased software sales and service fee revenues.

         Direct operating expenses. Direct operating expenses decreased $147,000, or 32%, from $462,000 in 2002 to $315,000 in 2003, primarily due to a reorganization of the technology operations. As a percentage of revenues, direct operating expenses decreased 26.7 points, primarily due to the reorganization and increased revenues.

         General and administrative expenses. General and administrative expenses increased $39,000, or 20%, from $200,000 in 2002 to $239,000 in 2003, primarily due to increased project management costs.

         Other expenses from managed entities. These operations do not have any arrangements with managed entities to receive reimbursement for any payroll related costs.

         Depreciation. Depreciation increased $124,000, or 155%, from $80,000 in 2002 to $204,000 in 2003, primarily due to increased technology capital expenditures related to enhancements to our First Resort Software application. As a percentage of revenues, depreciation increased 15.4 points primarily due to these investments in technology.

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

         We generated $509,000 of cash in operating activities for the three months ended March 31, 2003 primarily due to increases in deferred revenue and property owner payables. Cash used in investing activities was approximately $1.4 million for the three months ended March 31, 2003, due to expenditures related to software development, software implementation and for purchases of property and equipment. The majority of these costs represent our continued capital investment in our First Resort Software product. For the three months ended March 31, 2003, cash provided by financing activities totaled $1.1 million.

         At March 31, 2003, we had approximately $18.4 million in cash, of which $17.3 million represents cash held in escrow. The cash held in escrow is released at varying times in accordance with state regulations, generally based upon the guest stay or, in the case of real estate sales deposits, when the property is sold. At March 31, 2003, we had a working capital deficit of $110.9 million and up to $9.3 million remaining, subject to certain restrictions, available under our Credit Facility. The $26.2 million in borrowings under the Credit Facility are classified as current maturities due to the January 2004 maturity date of this Facility. The $50.0 million in Senior Notes are not due until June 2004, but are also classified as current maturities. This current classification is based on management's belief that it will be necessary to refinance the Senior Notes and the Credit Facility concurrently, prior to the January 22, 2004 Credit Facility maturity. Management is currently in discussions to refinance all outstanding borrowings during 2003. There is no assurance that we will be able to refinance these borrowings and significant changes to the current terms, such as interest rates and restrictive covenants, may result from any refinancing. We anticipate that our cash flows from operations will provide cash in excess of our normal working capital needs and planned capital expenditures over the next year.

Long-Term Borrowings

         At March 31, 2003, all long-term borrowings are classified as current maturities and were comprised of $50.0 million in 10.06% Senior Notes due June 2004, $26.2 million in borrowings under our Credit Facility that expires in January 2004 and $30,000 in capital lease obligations and other borrowings assumed in connection with certain acquisitions that have varying maturities through 2004. The $26.2 million in borrowings under the Credit Facility are classified as current maturities due to the January 2004 maturity date of this Facility. The $50.0 million in Senior Notes are not due until June 2004, but are also classified as current maturities. This current classification is based on management's belief that it will be necessary to refinance the Senior Notes and the Credit Facility concurrently, prior to the January 22, 2004 Credit Facility maturity. Management is currently in discussions to refinance all outstanding borrowings during 2003. There is no assurance that we will be able to refinance these borrowings and significant changes to the current terms, such as interest rates and restrictive covenants, may result from any refinancing.

Registration and Equity Offerings

         We have registered 8.0 million shares of common stock through various shelf registration statement filings. As of March 31, 2003, we had issued 3,289,487 shares under these shelf registration statements in connection with acquisitions.

Acquisition Strategy

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

         The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. We expect to fund future acquisitions primarily through a combination of cash flows from operations, debt borrowings and the issuance of common stock. Our ability to fund future acquisitions through debt borrowings may be limited by certain restrictive covenants of the facility, the satisfaction of which may be dependent upon our ability to raise additional equity through either offerings for cash or the issuance of stock as consideration for acquisitions.

Non-compete and Employment Agreements

         We have entered into non-compete agreements with many of the former owners of the companies that now comprise ResortQuest. These non-compete agreements are generally three to five years in length effective the day the operations are merged with ResortQuest. Additionally, we have entered into employment agreements with many of these former owners, all senior corporate officers and several key employees. Among other things, these agreements allow for severance payments and some include acceleration of stock option awards upon a change in control of ResortQuest, as defined under the agreements. At March 31, 2003, the maximum amount of compensation that would be payable under all agreements if a change in control occurred without prior written notice would be approximately $10.6 million.

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

         In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002, the goodwill balance recorded by the Company is no longer amortized, but reviewed annually and upon the occurrence of certain events for impairment. The calculation of any impairment charge requires us to make estimates of future cash flows with respect to the identified net assets acquired.

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

         Revenues are primarily derived through property management fees, service fees and real estate commissions. Property management fees and service fees are recognized as services are provided. Real estate commissions are recognized for real estate brokerage commissions at time of closing, net of agent commissions.

New Accounting Pronouncements

         In June 2001, FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." The Company adopted this statement in the first quarter of 2003. Adoption of this statement did not have a material impact on our financial position or results of operations.

         In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement provides for the rescissions or amendment of certain previously issued accounting standards. The various provisions of this standard are effective for either 2002 or 2003. Also during the quarter ended June 30, 2002, Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued and is effective for activities initiated after December 31, 2002. The Company adopted the applicable provisions under Statement No. 145 and Statement No. 146 during the first quarter of 2003. Adoption of these statements did not have a material impact on our financial position or results of operations.

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. Statement No. 148 also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 were effective for fiscal years ending after December 15, 2002, and the disclosure provisions were applied in our 2002 financial statements. The Company adopted the applicable disclosure provisions under Statement No. 148 during the first quarter of 2003 and will continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Adoption of Statement No. 148 did not have a material impact on our financial position or results of operations.

         In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on existing disclosure requirements for most guarantees including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the Company must recognize an additional liability for the fair value or market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, the disclosure requirements in the interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the measurement provisions and disclosure requirements of FIN 45 during the first quarter of 2003. Adoption of this interpretation did not have a material impact on our financial position or results of operations.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as "special purpose entities." Companies are required to apply the provision of FIN 46 prospectively for all variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. All interests acquired before February 1, 2003 must follow the new rules in accounting periods beginning after June 15, 2003. The Company adopted this interpretation in the first quarter of 2003. Adoption of this interpretation did not have a material impact on our financial position or results of operations.

Risks Associated With Forward-Looking Statements

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including but not limited to the risks associated with: successful integration of acquisitions, factors affecting internal growth and management of growth, our acquisition strategy and availability of financing, the travel and tourism industry, seasonality, quarterly fluctuations and general economic conditions, and our dependence on technology, e-commerce and travel providers. Important factors that could cause actual results to differ materially include, but are not limited to, those listed in our previous filings with the Securities and Exchange Commission.

         Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives and plans will be achieved. We undertake no obligation to update forward looking statements, whether as a result of new information, future events or otherwise.

                         ResortQuest International, Inc.
                             Performance Statistics
                                Total System (2)

                                                                Three Months Ended
                                                          March 31,       March 31,
                                                              2002            2003         VAR
                                                          --------        --------        -----
Beach
  Gross Lodging Revenues(1)                               $ 34,359         $28,101        (18.2)%
  Occupancy                                                   56.2%           48.0%        (8.2)pts
  ADR                                                     $  92.66         $ 89.80         (3.1)%
  RevPAU                                                  $  52.04         $ 43.11        (17.2)%
  Total Units                                                9,276           9,056         (2.4)%

Hawaii
  Gross Lodging Revenues(1)                               $ 37,123         $39,503          6.4%
  Occupancy                                                   78.2%           77.0%        (1.2)pts
  ADR                                                     $ 110.90         $118.86          7.2%
  RevPAU                                                  $  86.70         $ 91.56          5.6%
  Total Units                                                5,537           5,464         (1.3)%

Mountain
  Gross Lodging Revenues(1)                               $ 32,584         $28,588        (12.3)%
  Occupancy                                                   53.4%           44.0%        (9.4)pts
  ADR                                                     $ 236.91         $243.87          2.9%
  RevPAU                                                  $ 126.55         $107.32        (15.2)%
  Total Units                                                3,331           3,351          0.6%

Desert
  Gross Lodging Revenues(1)                               $  3,613         $ 2,470        (31.6)%
  Occupancy                                                   64.5%           53.8%       (10.7)pts
  ADR                                                     $ 142.74         $149.94          5.0%
  RevPAU                                                  $  92.02         $ 80.63        (12.4)%
  Total Units                                                  506             406        (19.8)%

Total
  Gross Lodging Revenues(1)                               $107,679         $98,662         (8.4)%
  Occupancy                                                   62.7%           56.4%        (6.3)pts
  ADR                                                     $ 124.00         $126.65          2.1%
  RevPAU                                                  $  77.74         $ 71.48         (8.1)%
  Total Units                                               18,650          18,277         (2.0)%

(1) Lodging revenues are in thousands and represent the total rental charged to property rental customers. Our revenue represents from 3% to over 40% of the lodging revenues based on the services provided by us.

(2) Total system statistics include all exclusive managed contracts from the period under management through March 31, 2002 and March 31, 2003. Excluded from these statistics are non-exclusive management contracts which approximated 1,440 units as of March 31, 2002 and 1,600 as of March 31, 2003. Also excluded from these statistics are owner use nights and renovation nights which were approximately 15.6% of gross available nights in the three months ended March 31, 2002 and 15.6% of gross available nights in the three months ended March 31, 2003.

                         ResortQuest International, Inc.
                             Performance Statistics
                                 Same-Store (2)

                                                                Three Months Ended
                                                          March 31,       March 31,
                                                              2002            2003         VAR
                                                          --------        --------        -----
Beach
  Gross Lodging Revenues(1)                               $ 34,273         $28,101         (18.0)%
  Occupancy                                                   56.2%           48.0%        (8.2)pts
  ADR                                                     $  93.29         $ 89.80         (3.7)%
  RevPAU                                                  $  52.41         $ 43.11         (17.7)%
  Total Units                                                9,195           9,056         (1.5)%

Hawaii
  Gross Lodging Revenues(1)                               $ 37,123         $39,503          6.4%
  Occupancy                                                   78.2%           77.0%        (1.2)pts
  ADR                                                     $ 110.90         $118.86          7.2%
  RevPAU                                                  $  86.70         $ 91.56          5.6%
  Total Units                                                5,537           5,464         (1.3)%

Mountain
  Gross Lodging Revenues(1)                               $ 32,584         $28,588         (12.3)%
  Occupancy                                                   53.4%           44.0%        (9.4)pts
  ADR                                                     $ 236.91         $243.87          2.9%
  RevPAU                                                  $ 126.55         $107.32         (15.2)%
  Total Units                                                3,331           3,351          0.6%

Desert
  Gross Lodging Revenues(1)                               $  3,613         $ 2,470         (31.6)%
  Occupancy                                                   64.5%           53.8%        (10.7)pts
  ADR                                                     $ 142.74         $149.94          5.0%
  RevPAU                                                  $  92.02         $ 80.63         (12.4)%
  Total Units                                                  506             406         (19.8)%

Total
  Gross Lodging Revenues(1)                               $107,593         $98,662         (8.3)%
  Occupancy                                                   62.7%           56.4%        (6.3)pts
  ADR                                                     $ 124.39         $126.65          1.8%
  RevPAU                                                  $  78.03         $ 71.48         (8.4)%
  Total Units                                               18,569          18,277         (1.6)%

(1) Lodging revenues are in thousands and represent the total rental charged to property rental customers. Our revenue represents from 3% to over 40% of the lodging revenues based on the services provided by us.

(2) For better comparability, the above statistics exclude all non-exclusive management contracts as well as all properties that were not part of ResortQuest for both time periods, which approximated 1,540 units as of March 31, 2002 and 1,600 units as of March 31, 2003. Also excluded from these statistics are owner use nights and renovation nights which were approximately 15.6% of gross available nights in the three months ended March 31, 2002 and 15.6% of gross available nights in the three months ended March 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and we do not hold any financial instruments for trading purposes. At March 31, 2003, $26.2 million of our borrowings accrue interest at variable interest rates. Based on this debt level, annual interest expense would increase by approximately $115,000, if interest rates were to increase by 44 basis points, or 10%, over the current weighted average interest rate of these variable rate borrowings.

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

Item 1.  Legal Proceedings

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


(b)      Reports on Form 8-K:

         i) Form 8-K filed January 23, 2003 announcing the Company's move of its corporate headquarters to Destin, Florida.

         ii) Form 8-K filed February 13, 2003 announcing the Company's 2002 fourth quarter and annual financial results.

Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.

                                            RESORTQUEST INTERNATIONAL, INC.


May 15, 2003                                   By: /s/ J. Mitchell Collins
                                               -----------------------------
                                               J. Mitchell Collins
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer,
                                               Chief Accounting Officer
                                               and Duly Authorized Officer)