Form 10-Q
period 2003-06-30
RESORTQUEST INTERNATIONAL INC
filed 2003-08-14
CIK 1057507

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 01-14115

RESORTQUEST INTERNATIONAL, INC.
(Exact name of registrant in its charter)

Delaware	I.R.S. No. 62-1750352
(State of Incorporation)	(I.R.S. Employer Identification No.)

8955 Highway 98 West, Suite 203
Destin, Florida 32550
(Address of principal executive offices)(Zip Code)

(850) 278-4000
(Registrant’s telephone number, including area code)

530 Oak Court Drive, Suite 360, Memphis, Tennessee 38117
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒        No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒        No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of July 31, 2003.

Common Stock 19,251,749 shares

PART I — FINANCIAL INFORMATION
Company or group of companies for which report is filed:
     RESORTQUEST INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	December 31,	June 30,
	2002	2003

ASSETS
Current assets
Cash and cash equivalents	$859	$3,028
Cash held in escrow	15,468	33,899
Trade and other receivables, net	5,841	8,327
Deferred income taxes	724	778
Prepaid expenses	1,488	3,637
Other current assets	3,319	3,653

Total current assets	27,699	53,322

Goodwill, net	205,830	205,830
Property, equipment and software, net	34,100	33,942
Other assets	5,924	6,740

Total assets	$273,553	$299,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$94	$70,525
Deferred revenue and property owner payables	47,402	67,054
Accounts payable and accrued liabilities	14,628	22,412
Other current liabilities	2,024	2,379

Total current liabilities	64,148	162,370

Long-term debt, net of current maturities	75,045	—
Deferred income taxes	2,869	4,335
Other long-term obligations	5,007	4,774

Total liabilities	147,069	171,479

Stockholders’ equity
Common stock, $0.01 par value, 50,000,000 shares authorized, 19,251,749 shares outstanding	193	193
Additional paid-in capital	153,933	153,933
Accumulated other comprehensive loss	(60)	(219)
Excess distributions	(29,500)	(29,500)
Retained earnings	1,918	3,948

Total stockholders’ equity	126,484	128,355

Total liabilities and stockholders’ equity	$273,553	$299,834

The accompanying notes are an integral part of these condensed consolidated balance sheets.

2 of 31

RESORTQUEST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Revenues
Property management fees	$19,929	$20,180	$45,253	$42,736
Service fees	12,398	12,908	22,698	22,978
Real estate and other	7,549	6,306	12,437	11,350

	39,876	39,394	80,388	77,064
Other revenue from managed entities	8,981	9,000	17,484	17,887

Total revenues	48,857	48,394	97,872	94,951

Operating expenses
Direct operating	21,082	21,073	41,224	41,741
General and administrative	12,323	12,431	25,659	24,696
Depreciation	1,533	1,669	2,963	3,334

	34,938	35,173	69,846	69,771
Other expenses from managed entities	8,981	9,000	17,484	17,887

Total operating expenses	43,919	44,173	87,330	87,658

Operating income	4,938	4,221	10,542	7,293
Interest and other expense, net	1,364	2,031	2,830	3,844

Income before income taxes	3,574	2,190	7,712	3,449
Provision for income taxes	1,340	902	2,892	1,419

Income before the cumulative effect of a change in accounting principle	2,234	1,288	4,820	2,030
Cumulative effect of a change in accounting principle, net of a $1.9 million income tax benefit	—	—	(6,280)	—

Net income (loss)	$2,234	$1,288	$(1,460)	$2,030

Earnings per share
Basic and diluted
Before cumulative effect of a change in accounting principle	$0.12	$0.07	$0.25	$0.11
Cumulative effect of a change in accounting principle	—	—	(0.33)	—

	$0.12	$0.07	$(0.08)	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

3 of 31

RESORTQUEST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share amounts)
(Unaudited)

				Accumulated
	Common Stock		Additional	Other
			Paid-in	Comprehensive	Excess	Retained		Comprehensive
	Shares	Amount	Capital	Loss	Distributions	Earnings	Total	Income

Balance, December 31, 2002	19,251,749	$193	$153,933	$(60)	$(29,500)	$1,918	$126,484
Net income	—	—	—	—	—	2,030	2,030	$2,030
Foreign currency translation loss	—	—	—	(159)	—	—	(159)	(159)

Comprehensive income								$1,871

Balance, June 30, 2003	19,251,749	$193	$153,933	$(219)	$(29,500)	$3,948	$128,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

4 of 31

RESORTQUEST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2002	2003

Cash flows from operating activities:
Net income (loss)	$(1,460)	$2,030
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	6,280	—
Depreciation	2,963	3,334
Changes in operating assets and liabilities:
Cash held in escrow	(14,271)	(18,431)
Trade and other receivables	1,085	(2,486)
Accounts payable and accrued liabilities	484	8,009
Deferred revenue and property owner payables	16,697	19,652
Deferred income taxes	386	1,412
Other	576	(3,336)

Net cash provided by operating activities	12,740	10,184

Cash flows from investing activities:
Cash portion of acquisitions, net	(1,412)	—
Purchases of property, equipment and software	(4,461)	(3,401)

Net cash used in investing activities	(5,873)	(3,401)

Cash flows from financing activities:
Credit facility borrowings	53,800	30,700
Credit facility repayments	(57,650)	(35,250)
Payments of capital lease and other obligations, net	(197)	(64)
Exercise of employee stock options	50	—

Net cash used in financing activities	(3,997)	(4,614)

Net change in cash and cash equivalents	2,870	2,169
Cash and cash equivalents, beginning of period	213	859

Cash and cash equivalents, end of period	$3,083	$3,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

5 of 31

RESORTQUEST INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Unaudited)

     In these footnotes, the words “Company,” “ResortQuest,” “we,” “our” and “us” refer to ResortQuest International, Inc., a Delaware corporation, and its wholly-owned subsidiaries, unless otherwise stated or the context requires otherwise.

NOTE 1 — BASIS OF PRESENTATION

Organization and Principles of Consolidation

     ResortQuest is one of the world’s leading vacation rental property management companies with approximately 20,000 units under management. We are the first company offering vacation condominium and home rentals, sales and management under an international brand name in over 50 premier destination resorts located in the continental United States, Hawaii and Canada. Our condensed consolidated financial statements include the accounts of ResortQuest and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

     The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the interim periods are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Acquisition and Deferred Costs

     Costs incurred in the course of our evaluation of acquisition candidates and the ultimate consummation of acquisitions consist primarily of attorneys’ fees, accounting fees and other costs incurred by us in identifying and closing transactions. These costs incurred are deferred on the balance sheet until the related transaction is either consummated or terminated. As of December 31, 2002 and June 30, 2003, there are no deferred acquisition costs. A similar treatment is followed in recording costs incurred by us in the course of amending existing debt agreements, generating additional debt or obtaining equity financing. The Company has net deferred financing costs of approximately $900,000 and $1.6 million at December 31, 2002 and June 30, 2003, respectively. Transaction costs and the excess of the purchase price over the fair value of identified net assets acquired represent goodwill. Goodwill is calculated based on a preliminary estimate that is adjusted to its final balance within one year of the close of the acquisition. Additionally, certain of our acquisitions have “earn-up” provisions that require additional consideration to be paid if certain operating results are achieved over periods of up to three years. This additional consideration is recorded as goodwill when the amount is fixed and determinable.

     During the six-month period ended June 30, 2002, we made net cash earn-up payments approximating $1.4 million related to a 2001 acquisition and other purchase accounting adjustments related to certain 2001 acquisitions. No such payments were made during the six-month period ended June 30, 2003.

6 of 31

NOTE 2 — SUBSEQUENT EVENT, MERGER AGREEMENT AND POTENTIAL LIQUIDITY ISSUES

     As announced on August 5, 2003, the Company has entered into a definitive agreement to merge with Gaylord Entertainment Company (“Gaylord”) in a stock-for-stock acquisition. Under the terms of the definitive agreement, the Company’s stockholders will receive 0.275 shares of Gaylord common stock for each outstanding share of Company common stock. The Company will become a wholly-owned subsidiary of Gaylord and the Company’s stockholders will own approximately 14% of the outstanding shares of capital stock of the combined company. Gaylord is expected to retire the outstanding indebtedness of the Company upon the completion of the merger. The transaction is expected to close in the first quarter of 2004. The transaction is subject to regulatory review, approval by the Company’s lenders, approval by the respective stockholders of Gaylord and the Company and certain other customary conditions.

     As part of this transaction and during the period prior to closing, Gaylord has agreed to provide the Company, subject to the approval of ResortQuest’s lenders and certain other customary conditions, a line of credit of up to $10.0 million. This line of credit, which will bear interest at 10.5% per annum, will be unsecured and subordinated to the Company’s existing debt and will be used for general working capital purposes. Given the Company’s need to fund certain fixed costs during its off season, reduced cash flow resulting from an anticipated seasonal slow down in guest deposits in October and November, shorter reservation lead times, and the recent request by the Company’s credit card processor for a $5.0 million reserve account, the Company may be required to utilize this line of credit to maintain adequate working capital.

     Gaylord’s obligation to make this line of credit available to the Company is conditioned on ResortQuest’s lenders consenting i) to the extension of the line of credit to the Company, ii) to the use of the line of credit for working capital purposes only and not to retire existing debt and iii) to the waiver of all financial covenants of the Company that the Company believes will likely be breached prior to the closing of the acquisition. If lenders’ consents to the working capital line are not received by September 8, 2003, the Company may (on or after September 22, 2003) terminate the merger agreement if Gaylord does not otherwise elect to extend the line of credit. In addition, if such consents are not received by September 8, 2003, Gaylord may terminate the merger agreement so long as it has not made the line of credit available to the Company. Although ResortQuest has initiated discussion with its lenders and believes that it will be able to obtain such consents, there can be no assurance that such consents will be given or upon what terms, and thus, no assurance that Gaylord will make the line of credit available to the Company.

     Our credit facility and senior notes mature during 2004. It is currently expected that the credit facility and the senior notes will be paid by Gaylord at the effective time of the merger. If the merger is not completed, we would seek to refinance or negotiate an extension of the maturity of our credit facility and senior notes. If the merger with Gaylord is not completed and the Company is unable to refinace or extend the maturities of the credit facility or the senior notes, it would have a material adverse effect on the Company.

     The execution of the merger agreement constituted an event of default under the Company’s credit agreement, which default has been waived by the lenders under the credit agreement. The Company is required under the senior note purchase agreement to offer to repurchase the senior notes at par on the effective date of the merger. On August 6, 2003 the Company made such offer to repurchase the senior notes. The proposed purchase date for the senior notes is the later of September 6, 2003 or the closing of the merger with Gaylord.

7 of 31

NOTE 3 — STOCK-BASED COMPENSATION

     As permitted under the Financial Accounting Standards Board (“FASB”) Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123,” no compensation cost has been recognized in the condensed consolidated statements of operations for issued options. The Company continues to account for stock-based compensation utilizing the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

     In accordance with Statement No. 123, “Accounting for Stock-Based Compensation,” ResortQuest has estimated the fair value of each option grant using the Black-Scholes Option-Pricing Model. Had compensation cost for issued options been determined based on the fair value at the grant dates, ResortQuest’s net income (loss) and earnings (loss) per share would have been impacted by the pro forma amounts as indicated in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands, except per share amounts)	2002	2003	2002	2003

Net income (loss)
As reported	$2,234	$1,288	$(1,460)	$2,030
Less: Pro forma stock-based employee compensation expense	(34)	(719)	(34)	(793)

Pro forma	$2,200	$569	$(1,494)	$1,237

Basic earnings (loss) per share
As reported	$0.12	$0.07	$(0.08)	$0.11
Less: Pro forma stock-based employee compensation expense	(0.01)	(0.04)	—	(0.05)

Pro forma	$0.11	$0.03	$(0.08)	$0.06

Diluted earnings (loss) per share
As reported	$0.12	$0.07	$(0.08)	$0.11
Less: Pro forma stock-based employee compensation expense	(0.01)	(0.04)	—	(0.05)

Pro forma	$0.11	$0.03	$(0.08)	$0.06

Assumptions included an average risk-free interest rate of 3.14%; an average expected life of 4 years; a volatility factor of 47.2%; and no dividends.

NOTE 4 — NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations.” The Company adopted this statement in the first quarter of 2003. Adoption of this statement did not have a material impact on our financial position or results of operations.

     In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement provides for the rescissions or amendment of certain previously issued accounting standards. The various provisions of this standard are effective for either 2002 or 2003. Also during the quarter ended June 30, 2002, Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued and is effective for activities initiated after December 31, 2002. The Company adopted the applicable provisions under Statement No. 145 and Statement No. 146 during the first quarter of 2003. Adoption of these statements did not have a material impact on our financial position or results of operations.

     In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure - an Amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. Statement No. 148 also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 were effective for fiscal years ending after December 15, 2002, and the disclosure provisions

8 of 31

were applied in our 2002 financial statements. The Company adopted the applicable disclosure provisions under Statement No. 148 during the first quarter of 2003 and will continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Adoption of Statement No. 148 did not have a material impact on our financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on existing disclosure requirements for most guarantees including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the Company must recognize an additional liability for the fair value or market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002; the disclosure requirements in the interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the measurement provisions and disclosure requirements of FIN 45 during the first quarter of 2003. Adoption of this interpretation did not have a material impact on our financial position or results of operations.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as “special purpose entities.” Companies are required to apply the provision of FIN 46 prospectively for all variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. All interests acquired before February 1, 2003 must follow the new rules in accounting periods beginning after June 15, 2003. The Company adopted this interpretation in the first quarter of 2003. Adoption of this interpretation did not have a material impact on our financial position or results of operations.

     In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for periods beginning after June 15, 2003. The Company does not expect that the adoption of Statement No. 150 will have a material effect on its consolidated financial statements.

NOTE 5 — NOTE RECEIVABLE

     During 1998, we formalized a $4.0 million promissory note resulting from cash advances to a primary stockholder of a predecessor company who is no longer an affiliate of ResortQuest (the “Debtor”). This note is collateralized in the form of a third mortgage on residential real estate owned by the Debtor. This note bears interest at 1/2% below the prime rate of interest, but not less than 6% and not more than 10%. Interest payments under this note are due every January and July 1st, with the principal recorded in Other assets in the accompanying Condensed Consolidated Balance Sheets, being due in full on May 25, 2008. The $132,000 interest payment due July 1, 2003 has not yet been received and this interest receivable has been fully reserved as of June 30, 2003. Due to the failure to make this interest payment, the note is now in default. The Company has accelerated the Note and demanded its payment in full. The holder of the second mortgage on the Debtor’s residential real estate has initiated foreclosure proceedings on the collateral and has named the Company as a party defendant (see “NOTE 7 — COMMITMENTS AND CONTINGENCIES”). The Company expects to file a responsive pleading including its own claim for foreclosure. Based on an independent appraisal, the collateral’s expected value exceeds the total amounts collateralized, thus no valuation allowance has been recorded on the principal portion of the $4.0 million note. However, if the collateral held by the Company is insufficient to satisfy all lienholders’ claims and the Company is unable to collect the sums owed under the note, it could have a material adverse effect on the Company’s results of operations.

NOTE 6 — LONG-TERM BORROWINGS

     At June 30, 2003 all long-term borrowings are classified as current maturities and are comprised of $50.0 million in senior notes due June 2004, $20.5 million in borrowings under our credit facility that expire in January 2004 and $25,000 in capital lease obligations and other borrowings assumed in connection with certain acquisitions that have varying maturities through 2004. Based on current estimates, management believes that the Company may not be in compliance as of September 30, 2003 with certain financial covenants under our existing borrowing agreements. Given the Company’s need to fund certain fixed costs during its off season, reduced cashflow resulting from an anticipated seasonal slow down in guest deposits in October and November, shorter reservation lead times, and the recent

9 of 31

request by the Company’s credit card processor for a $5.0 million reserve account, the Company may need additional borrowing capacity (see “NOTE 2 — SUBSEQUENT EVENT, MERGER AGREEMENT AND POTENTIAL LIQUIDITY ISSUES”).

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Litigation

     On July 2, 2003, Sunset Management, LLC (“Sunset”) filed suit in the Circuit Court of the First Circuit, State of Hawaii, Civil No. 03-1-1389-07, against, among others, Andre Stephan Tatibouet (“Tatibouet”), Hotel Corporation of the Pacific, Inc. (now known as, ResortQuest Hawaii, LLC) (“Hotel”), a wholly-owned subsidiary of the Company, seeking, inter alia, an order of foreclosure of the mortgage held by Sunset on certain residential real property owned by Tatibouet, on which property the Company, through Hotel, holds a subordinate mortgage securing a promissory note in the principal amount of $4 million (the “Note”). Sunset’s mortgage secures a note in the principal amount of $1 million and is junior to a first mortgage securing a note in favor of Central Pacific Bank in the principal amount of $4.9 million. The interest payment of $132,000 due on the Note on July 1, 2003 has not been made and the Company has accelerated the Note and demanded payment in full. The Company expects to file a responsive pleading including its own claim for foreclosure. Based upon an independent appraisal, the collateral’s expected value exceeds the total amounts collateralized. However, if the collateral held by the Company is insufficient to satisfy all lienholders’ claims and the Company is unable to collect the sums owned under the Note, it could have a material adverse effect on the Company’s results of operations.

     On March 28, 2002, Patrick G. Awbrey and other parties, as owners of 16 condominium units at the Jade East condominium development in Destin, FL, filed suit in the Circuit Court for the First Judicial Circuit, Okaloosa, Case No. 02-CA01203, against Abbott Realty Services, Inc. (“Abbott”), a wholly-owned subsidiary of the Company, alleging, inter alia, nondisclosure and misrepresentation by Abbott as real estate sales agents in the sale of Plaintiffs’ units. Plaintiffs seek unspecified damages and a jury trial. The Company has filed responsive pleadings denying the plaintiffs’ allegations and asserting several affirmative defenses, among them that the claims of the plaintiffs have been released in connection with the April 2001 settlement of a 1998 lawsuit filed by the Jade East condominium owners association against the condominium’s developer. Both sides are engaged in discovery. No trail date has been set. The Company believes that it has valid defenses to the claims asserted, notwithstanding the alleged defects in construction.

     We are also involved in various legal actions arising in the ordinary course of our business. We do not believe that any of these actions will have a material adverse effect on our business, financial condition or results of operations.

Non-compete and Employment Agreements

     We have entered into non-compete agreements with many of the former owners of the companies that now comprise ResortQuest. These non-compete agreements are generally three to five years in length effective the day the operations are merged with ResortQuest. Additionally, we have entered into employment agreements with many of these former owners, all senior corporate officers and several other key employees. Among other things, these agreements allow for severance payments and some include acceleration of stock option awards upon a change in control of ResortQuest, as defined under the agreements. Effective August 4, 2003, the Company entered into amendments to its employment agreements with each of James S. Olin, Chief Executive Officer and President; L. Park Brady, Sr. V.P. and Chief Operating Officer; J. Mitchell Collins, Exec. V.P. and CFO; John W. McConomy, Sr. V.P. and General Counsel; Stephen D. Caron, Sr. V.P. and Chief Information Officer; and Robert Adams, Sr. V.P. and Chief Marketing Officer, providing that: i) if at any time during the period commencing on June 15, 2003 and ending on June 15, 2004, following a change of control or at any time during the one hundred fifty (150)-day period prior to a change of control, the executive’s employment is terminated by the Company Without Cause or by the executive for Good Reason, as defined in the employment agreements, in addition to the compensation entitled to be received pursuant to the executive’s employment agreement, the executive will receive an additional lump sum amount equal to one and one-half times the executive’s base salary; and ii) the executive will be reimbursed for any excise taxes that the executive may incur as a result of payments made to the executive pursuant to their employment agreements upon the termination of their employment. In addition to the above provisions, the amendment to Mr. Olin’s employment agreement provides that certain obligations as set forth in Section 3(d) and 5(e) of his employment agreement shall survive the termination of his Employment Agreement. Assuming these amendments were in effect at June 30, 2003, the maximum amount of compensation that would have been payable under all agreements if a change in control occurred and the executive was terminated would have been approximately $9.1 million.

10 of 31

NOTE 8 — EARNINGS PER SHARE

      Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding options to purchase our securities are exercised.

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Basic weighted average common shares outstanding	19,248,218	19,251,749	19,245,814	19,251,749
Effect of dilutive securities — stock options	139,186	999	123,754	1,357

Diluted weighted average common shares outstanding	19,387,404	19,252,748	19,369,568	19,253,106

NOTE 9 — OTHER CHARGES

     General and administrative expenses include during the six months ended June 30, 2003, $672,000 of items that relate to the move of the Company’s corporate headquarters to Destin, Florida, and include during the six-months ended June 30, 2002, $502,000 of items that are primarily professional fees resulting from employee-related matters and a study to explore financing and strategic growth alternatives. During the fourth quarter of 2002, liabilities were recorded related to certain senior management changes and announced office closings. During the six months ended June 30, 2003, Interest and other expense, net includes $22,000 in implied interest expense on the long-term portion of the accrual. The following table summarizes all activities related to these other charges:

	Employee	Office Closings
(in thousands)	Related Items	and Other Misc.	Total

Accrual at December 31, 2002	$1,980	$610	$2,590
Six-months ended June 30, 2003 expenses	20	674	694
Less: Cash payments	(697)	(871)	(1,568)

Accrual at June 30, 2003	1,303	413	1,716
Less: Current portion	(533)	(103)	(636)

Long-term portion of accrual	$770	$310	$1,080

NOTE 10 — SEGMENT REPORTING

     With the quarter ended March 31, 2003, the Company’s management began allocating all corporate expenses to each of the Company’s property management and First Resort Software operations. The Corporate expenses are being allocated prorata to each operation based on total revenues. We believe that this allocation method is the most appropriate given the nature of our operations. This change was made as the Company began the relocation of its Corporate headquarters to Destin, Florida and due to the continued centralization of support functions for all operations. Based on this change, the Company has two reportable segments. All goodwill is allocated to the Property Management segment. Prior to this change, Corporate expenses were not allocated to the Property Management segment. The following table presents the revenues, operating income and assets of our reportable segments, with reclassified 2002 data presented for comparative purposes:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2002	2003	2002	2003

Revenues
Property management	$48,123	$47,671	$96,467	$93,483
First Resort Software	734	723	1,405	1,468

	$48,857	$48,394	$97,872	$94,951

Operating income
Property management	$5,007	$4,240	$10,680	$7,318
First Resort Software	(69)	(19)	(138)	(25)

	$4,938	$4,221	$10,542	$7,293

	December 31,	June 30,
(in thousands)	2002	2003

Assets
Property management	$267,921	$294,270
First Resort Software	5,632	5,564

	$273,553	$299,834

11 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     ResortQuest is one of the world’s leading providers of vacation condominium and home rental property management services in premier destination resorts located in the United States and Canada. We have developed the first and only branded international network of vacation rental properties and currently offer management services to approximately 20,000 rental properties. Our operations are in more than 50 premier resort locations in the Beach, Hawaii, Mountain and Desert geographical regions.

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

     Utilizing our marketing database, we market our properties through cable television ad campaigns and various other media channels. We have significant distribution through ResortQuest.com, our proprietary website offering “real-time” reservations, and our inventory distribution partnerships that include Expedia, Travelocity, Condosaver, retail travel agents, travel wholesalers and others. We are constantly enhancing our website to improve the booking experience for leisure travelers. In addition to detailed property descriptions, virtual tours, interior and exterior photos, floor plans and local information, vacationers can search for properties by date, activity, event or location; comparison shop among similar vacation rental units; check for special discounts and promotions; and obtain maps and driving directions.

     As announced on August 5, 2003, the Company has entered into a definitive agreement to merge with Gaylord Entertainment Company (“Gaylord”) in a stock-for-stock acquisition. Under the terms of the definitive agreement, the Company’s stockholders will receive 0.275 shares of Gaylord common stock for each outstanding share of Company common stock. The Company will become a wholly-owned subsidiary of Gaylord and the Company’s stockholders will own approximately 14% of the outstanding shares of capital stock of the combined company. Gaylord is expected to retire the outstanding indebtedness of the Company upon the completion of the merger. The transaction is expected to close in the first quarter of 2004. The transaction is subject to regulatory review, approval by the Company’s lenders, approval by the respective stockholders of Gaylord and the Company and certain other customary conditions.

Results Of Operations

     Our operating results are highly seasonal due to the geographical dispersion of the resort locations in which we operate. The results of operations are subject to quarterly fluctuations caused primarily by the seasonal variations in the vacation rental and property management industry, with peak seasons dependent on whether the resort is primarily a summer or winter destination. Our financial results will be discussed on a consolidated basis, but due to the seasonal nature of our operations, our results will also be discussed by geographic region with our technology operations being discussed under First Resort Software. With the period ended March 31, 2003, the Company’s management began allocating Corporate expenses to each of the Company’s property management and technology operations. The Corporate expenses are being allocated to each operation based on total revenues. This change was made as the Company began the relocation of its Corporate operations to Destin, Florida and due to the continued centralization of support functions for all operations.

12 of 31

Consolidated

     The following table sets forth the condensed consolidated results of operations for the three and six months ended June 30, 2002 and 2003.

	Three Months Ended June 30,				Six Months Ended June 30,

(dollars in thousands)	2002		2003		2002		2003

Revenues	$48,857	100.0%	$48,394	100.0%	$97,872	100.0%	$94,951	100.0%
Direct operating expenses	21,082	43.2	21,073	43.5	41,224	42.1	41,741	44.0
General and administrative expenses	12,323	25.2	12,431	25.7	25,659	26.2	24,696	26.0
Other expenses from managed entities	8,981	18.4	9,000	18.6	17,484	17.9	17,887	18.8

Operating income before depreciation	6,471	13.2	5,890	12.2	13,505	13.8	10,627	11.2
Depreciation	1,533	3.1	1,669	3.5	2,963	3.0	3,334	3.5

Operating income	4,938	10.1	4,221	8.7	10,542	10.8	7,293	7.7
Interest and other expense, net	1,364	2.8	2,031	4.2	2,830	2.9	3,844	4.0
Provision for income taxes	1,340	2.7	902	1.8	2,892	3.0	1,419	1.6

Income before the cumulative effect of a change in accounting principle	$2,234	4.6%	$1,288	2.7%	$4,820	4.9%	$2,030	2.1%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002 — Consolidated

     Revenues. Revenues decreased $463,000, or 1%, from $48.9 million in 2002 to $48.4 million in 2003. Excluding other revenues from managed entities, revenues decreased $482,000, or 1%, from $39.9 million in 2002 to $39.4 million in 2003, primarily due to a decline in real estate and other revenues driven by a decline in real estate brokerage commissions resulting from a continued decline in real estate closings in high-end resort markets.

     Direct operating expenses. Direct operating expenses remained relatively flat in 2003 when compared to 2002, primarily due to relatively flat revenues from our management operations. As a percentage of revenues, direct operating expenses increased 0.3 points primarily due to the decrease in revenues.

     General and administrative expenses. General and administrative expenses increased $108,000, or 1%, from $12.3 million in 2002 to $12.4 million in 2003. Excluding the $366,000 in other charges related to the relocation of the Corporate operations to Destin, Florida, general and administrative expenses decreased $258,000, or 2%, from $12.3 million in 2002 to $12.1 million in 2003, primarily due to cost reduction initiatives. As a percentage of revenues, general and administrative expenses increased 0.5 points due to the other charges.

     Other expenses from managed entities. Other expenses from managed entities remained flat at $9.0 million in 2002 and 2003. These expenses are reimbursed at our cost by the entities under our management. The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities remained relatively flat.

     Depreciation. Depreciation increased $136,000, or 9%, from $1.5 million in 2002 to $1.7 million in 2003, primarily due to increased technology capital expenditures. As a percentage of revenues, depreciation increased 0.4 points due to the increase in technology capital expenditures.

     Interest and other expense, net. Interest and other expense, net of interest income, increased $667,000, or 49%, from $1.4 million in 2002 to $2.0 million in 2003, primarily due to increased average debt levels and an increased weighted average borrowing rate. As a percentage of revenues, interest and other expense, net increased 1.4 points, primarily due to the increase in borrowing costs.

     Provision for income taxes. Provision for income taxes decreased $438,000, or 33%, from $1.3 million in 2002 to $902,000 in 2003, primarily due to a decline in taxable income.

13 of 31

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002 — Consolidated

     Revenues. Revenues decreased $2.9 million, or 3%, from $97.9 million in 2002 to $95.0 million in 2003. Excluding other revenues from managed entities, revenues decreased $3.3 million, or 4%, from $80.4 million in 2002 to $77.1 million in 2003, primarily due to a 3.7% decrease in gross lodging revenues driven by a 3.7 point decrease in occupancy that was a result of the general decline in leisure travel resulting from the war in Iraq and the state of the economy.

     Direct operating expenses. Direct operating expenses increased $517,000, or 1%, from $41.2 million in 2002 to $41.7 million in 2003, primarily due to increased labor costs and travel intermediary fees during the first quarter of 2003 in our Mountain region. As a percentage of revenues, direct operating expenses increased 1.9 points primarily due to these increased costs and the decrease in revenues.

     General and administrative expenses. General and administrative expenses decreased $963,000, or 4%, from $25.7 million in 2002 to $24.7 million in 2003. Excluding the $672,000 in other charges recorded in 2003 related to the relocation of the Corporate headquarters to Destin, Florida and the $502,000 in other charges recorded in 2002, general and administrative expenses decreased $1.1 million, or 5%, from $25.1 million in 2002 to $24.0 million in 2003, primarily due to cost reduction initiatives in the first quarter of 2003. The 2002 other charges represent professional fees resulting from employee-related matters and a study to explore financing and strategic growth alternatives. As a percentage of revenues, general and administrative expenses decreased 0.2 points due to the cost reduction initiatives.

     Other expenses from managed entities. Other expenses from managed entities increased $403,000, or 2%, from $17.5 million in 2002 to $17.9 million in 2003, due to an increase in payroll for managed entities. These expenses are reimbursed at our cost by the entities under our management. The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities increased 0.9 points, primarily due to the decrease in revenues.

     Depreciation. Depreciation increased $371,000, or 13%, from $3.0 million in 2002 to $3.3 million in 2003, primarily due to increased technology capital expenditures. As a percentage of revenues, depreciation increased 0.5 points due to the increase in technology capital expenditures.

     Interest and other expense, net. Interest and other expense, net of interest income, increased $1.0 million, or 36%, from $2.8 million in 2002 to $3.8 million in 2003, primarily due to increased average debt levels and an increased weighted average borrowing rate. As a percentage of revenues, interest and other expense, net increased 1.1 points, primarily due to the increase in borrowing costs.

     Provision for income taxes. Provision for income taxes decreased $1.5 million, or 51%, from $2.9 million in 2002 to $1.4 million in 2003, primarily due to a decline in taxable income.

14 of 31

Beach

     The following table sets forth the condensed consolidated results of operations for the three and six months ended June 30, 2002 and 2003 for our Beach operations in Gulf Shores, Alabama; Bethany Beach, Delaware; Anna Maria Island, Beaches of South Walton, Bonita Springs, Bradenton, Captiva Island, Destin, Fort Myers, Fort Myers Beach, Fort Walton Beach, Lido Key, Longboat Key, Marco Island, Naples, Navarre Beach, New Port Richey, Okaloosa Island, Orlando, Panama City, Pensacola, Perdido Key, Sanibel Island, Sarasota, Siesta Key, Vanderbilt Beach and Venice, Florida; St. Simons Island, Georgia; Nantucket, Massachusetts; Outer Banks, North Carolina; and Hilton Head Island, South Carolina.

	Three Months Ended June 30,				Six Months Ended June 30,

(dollars in thousands)	2002		2003		2002		2003

Revenues	$30,088	100.0%	$30,760	100.0%	$46,648	100.0%	$45,541	100.0%
Direct operating expenses	13,108	43.6	13,441	43.7	22,812	48.9	22,876	50.2
General and administrative expenses	6,589	21.9	6,778	22.0	12,554	26.9	12,064	26.5
Other expenses from managed entities	1,654	5.5	1,934	6.3	2,746	5.9	3,165	7.0

Operating income before depreciation	8,737	29.0	8,607	28.0	8,536	18.3	7,436	16.3
Depreciation	873	2.9	899	2.9	1,492	3.2	1,597	3.5

Operating income	$7,864	26.1%	$7,708	25.1%	$7,044	15.1%	$5,839	12.8%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002 — Beach

     Revenues. Revenues increased $672,000, or 2%, from $30.1 million in 2002 to $30.8 million in 2003. Excluding other revenues from managed entities, revenues increased $392,000, or 1%, from $28.4 million in 2002 to $28.8 million in 2003, primarily due to a 2.1% increase in gross lodging revenues driven by a 5.3% increase in average daily rate (“ADR”), which offset the 1.3% decline in occupancy.

     Direct operating expenses. Direct operating expenses increased $333,000, or 3%, from $13.1 million in 2002 to $13.4 million in 2003, primarily due to increased labor costs. As a percentage of revenues, direct operating expenses remained relatively flat.

     General and administrative expenses. General and administrative expenses increased $189,000, or 3%, from $6.6 million in 2002 to $6.8 million in 2003. As a percentage of revenues, general and administrative expenses remained relatively flat.

     Other expenses from managed entities. Other expenses from managed entities increased $280,000, or 17%, from $1.7 million in 2002 to $1.9 million in 2003, due to an increase in payroll for managed entities. These expenses are reimbursed at our cost by the entities under our management. The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities increased 0.8 points due to the increase in payroll for managed entities.

     Depreciation. Depreciation increased $26,000, or 3%, from $873,000 in 2002 to $899,000 in 2003, primarily due to the opening of our regional laundry facility in 2002 in Florida and other capital expenditures. As a percentage of revenues, depreciation remained relatively flat.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002 — Beach

     Revenues. Revenues decreased $1.1 million, or 2%, from $46.6 million in 2002 to $45.5 million in 2003. Excluding other revenues from managed entities, revenues decreased $1.5 million, or 3%, from $43.9 million in 2002 to $42.4 million in 2003, primarily due to a 5.4% decrease in gross lodging revenues driven by a 4.7 point decrease in occupancy that was a result of the general decline in leisure travel resulting from the war in Iraq and the state of the economy.

     Direct operating expenses. Direct operating expenses remained relatively flat in 2003 when compared to 2002. As a percentage of revenues, direct operating expenses increased 1.3 points, primarily due to the decrease in revenues.

     General and administrative expenses. General and administrative expenses decreased $490,000, or 4%, from $12.6 million in 2002 to $12.1 million in 2003, primarily due to cost reduction initiatives. As a percentage of revenues, general and administrative expenses decreased 0.4 points due to cost reduction initiatives.

     Other expenses from managed entities. Other expenses from managed entities increased $419,000, or 15%, from $2.7 million in 2002 to $3.2 million in 2003, due to an increase in payroll for managed

15 of 31

entities. These expenses are reimbursed at our cost by the entities under our management. The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities increased 1.1 points, primarily due to the decrease in revenues.

     Depreciation. Depreciation increased $105,000, or 7%, from $1.5 million in 2002 to $1.6 million in 2003, primarily due to the opening of our regional laundry facility in 2002 in Florida and other capital expenditures. As a percentage of revenues, depreciation increased 0.3 points due to these items and a decrease in revenues.

Hawaii

     The following table sets forth the condensed consolidated results of operations for the three and six months ended June 30, 2002 and 2003 for our Hawaiian operations on the islands of Hawaii, Kauai, Maui and Oahu.

	Three Months Ended June 30,				Six Months Ended June 30,

(dollars in thousands)	2002		2003		2002		2003

Revenues	$12,370	100.0%	$12,147	100.0%	$25,847	100.0%	$25,954	100.0%
Direct operating expenses	2,007	16.2	2,248	18.5	3,921	15.2	4,251	16.4
General and administrative expenses	2,991	24.2	2,959	24.4	6,280	24.3	6,019	23.2
Other expenses from managed entities	7,193	58.2	7,025	57.8	14,330	55.4	14,393	55.4

Operating income (loss) before depreciation	179	1.4	(85)	(0.7)	1,316	5.1	1,291	5.0
Depreciation	265	2.1	222	1.8	526	2.0	477	1.8

Operating income (loss)	$(86)	(0.7)%	$(307)	(2.5)%	$790	3.1%	$814	3.1%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002 — Hawaii

     Revenues. Revenues decreased $223,000, or 2%, from $12.4 million in 2002 to $12.1 million in 2003. Excluding other revenues from managed entities, revenues remained relatively flat in 2003 when compared to 2002.

     Direct operating expenses. Direct operating expenses increased $241,000, or 12%, from $2.0 million in 2002 to $2.2 million in 2003, primarily due to increased labor costs. As a percentage of revenues, direct operating expenses increased 2.3 points due to these cost increases.

     General and administrative expenses. General and administrative expenses remained relatively flat in 2003 when compared to 2002. As a percentage of revenues, general and administrative expenses remained relatively flat.

     Other expenses from managed entities. Other expenses from managed entities decreased $168,000, or 2%, from $7.2 million in 2002 to $7.0 million in 2003, due to a decrease in payroll for managed entities resulting from a decline in managed units. These expenses are reimbursed at our cost by the entities under our management. The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities decreased 0.4 points.

     Depreciation. Depreciation decreased $43,000, or 16%, from $265,000 in 2002 to $222,000 in 2003. As a percentage of revenues, depreciation remained relatively flat.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002 — Hawaii

     Revenues. Revenues remained relatively flat in 2003 when compared to 2002. Excluding other revenues from managed entities, revenues remained relatively flat.

     Direct operating expenses. Direct operating expenses increased $330,000, or 8%, from $3.9 million in 2002 to $4.3 million in 2003, primarily due to increased labor costs. As a percentage of revenues, direct operating expenses increased 1.2 points due to these cost increases.

     General and administrative expenses. General and administrative expenses decreased $261,000, or 4%, from $6.3 million in 2002 to $6.0 million in 2003, primarily due to cost reduction initiatives. As a percentage of revenues, general and administrative expenses decreased 1.1 points primarily due to the cost reductions.

     Other expenses from managed entities. Other expenses from managed entities remained relatively flat in 2003 when compared to 2002. These expenses are reimbursed at our cost by the entities under

16 of 31

our management. The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities remained relatively flat.

     Depreciation. Depreciation decreased $49,000, or 9%, from $526,000 in 2002 to $477,000 in 2003. As a percentage of revenues, depreciation remained relatively flat.

Mountain

     The following table sets forth the condensed consolidated results of operations for the three and six months ended June 30, 2002 and 2003 for our Mountain operations in Whistler, British Columbia; Aspen, Breckenridge, Crested Butte, Dillon, Keystone, Snowmass Village, Steamboat Springs and Telluride, Colorado; Sun Valley, Idaho; Big Sky, Montana; Mt. Bachelor and Sunriver, Oregon; Gatlinburg and Pigeon Forge, Tennessee; and The Canyons, Deer Valley and Park City, Utah.

	Three Months Ended June 30,				Six Months Ended June 30,

(dollars in thousands)	2002		2003		2002		2003

Revenues	$5,115	100.0%	$4,246	100.0%	$22,082	100.0%	$20,480	100.0%
Direct operating expenses	5,101	99.7	4,612	108.6	12,673	57.4	12,984	63.4
General and administrative expenses	2,167	42.4	2,226	52.4	5,713	25.9	5,519	27.0
Other expenses from managed entities	134	2.6	41	1.0	408	1.8	329	1.6

Operating income (loss) before depreciation	(2,287)	(44.7)	(2,633)	(62.0)	3,288	14.9	1,648	8.0
Depreciation	318	6.2	308	7.3	759	3.4	788	3.8

Operating income (loss)	$(2,605)	(50.9)%	$(2,941)	(69.3)%	$2,529	11.5%	$860	4.2%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002 — Mountain

     Revenues. Revenues decreased $869,000, or 17%, from $5.1 million in 2002 to $4.2 million in 2003. Excluding other revenues from managed entities, revenues decreased $776,000, or 16%, from $5.0 million in 2002 to $4.2 million in 2003, primarily due to a $577,000 decline in net real estate sales commissions and a 13.4% decrease in gross lodging revenues driven by a 2.5 point decrease in occupancy. The decline in real estate sales commissions was concentrated in our Aspen, Colorado market, which is a high-end market that has been especially impacted by the war in Iraq and the state of the economy. The profitability of the Mountain operations has deteriorated, primarily due to year over year declines in occupancy and reduced real estate sales commissions. Should this negative trend continue, it may result in a future impairment of the goodwill of the Mountain operations. Reviews for impairment are performed by management as prescribed under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”

     Direct operating expenses. Direct operating expenses decreased $489,000, or 10%, from $5.1 million in 2002 to $4.6 million in 2003, primarily due to cost reduction initiatives. As a percentage of revenues, direct operating expenses increased 8.9 points, primarily due to the decrease in revenues.

     General and administrative expenses. General and administrative expenses remained relatively flat in 2003 when compared to 2002. As a percentage of revenues, general and administrative expenses increased 10.0 points, primarily due to the decrease in revenues.

     Other expenses from managed entities. Other expenses from managed entities decreased $93,000, or 69%, from $134,000 in 2002 to $41,000 in 2003, due to a decrease in payroll for managed entities. These expenses are reimbursed at our cost by the entities under our management. The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities decreased 1.6 points, primarily due to the decrease in revenues.

     Depreciation. Depreciation decreased $10,000, or 3%, from $318,000 in 2002 to $308,000 in 2003. As a percentage of revenues, depreciation increased 1.1 points, primarily due to the decrease in revenues.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002 — Mountain

     Revenues. Revenues decreased $1.6 million, or 7%, from $22.1 million in 2002 to $20.5 million in 2003. Excluding other revenues from managed entities, revenues decreased $1.5 million, or 7%, from $21.7 million in 2002 to $20.2 million in 2003, primarily due to a $716,000 decline in net real estate sales commissions and a 12.4% decrease in gross lodging revenues driven by a 5.9 point decrease in occupancy. The decline in real estate sales commissions was concentrated in our Aspen, Colorado market, which is a high-end market that has been especially impacted by the war in Iraq and the state of the economy. The

17 of 31

profitability of the Mountain operations has deteriorated, primarily due to year over year declines in occupancy. Should this negative trend continue, it may result in a future impairment of the goodwill of the Mountain operations. Reviews for impairment are performed by management as prescribed under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”

     Direct operating expenses. Direct operating expenses increased $311,000, or 2%, from $12.7 million in 2002 to $13.0 million in 2003, primarily due to increased labor and travel intermediary costs. As a percentage of revenues, direct operating expenses increased 6.0 points, primarily due to these increased costs.

     General and administrative expenses. General and administrative expenses decreased $194,000, or 3%, from $5.7 million in 2002 to $5.5 million in 2003, primarily due to cost reduction initiatives. As a percentage of revenues, general and administrative expenses increased 1.1 points due to the decrease in revenues.

     Other expenses from managed entities. Other expenses from managed entities decreased $79,000, or 19%, from $408,000 in 2002 to $329,000 in 2003, due to a decrease in payroll for managed entities. These expenses are reimbursed at our cost by the entities under our management. The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities remained relatively flat.

     Depreciation. Depreciation increased $29,000, or 4%, from $759,000 in 2002 to $788,000 in 2003. As a percentage of revenues, depreciation remained relatively flat.

Desert

     The following table sets forth the condensed consolidated results of operations for the three and six months ended June 30, 2002 and 2003 for our Desert operations in Phoenix, Scottsdale and Tucson, Arizona; and Palm Desert, California.

	Three Months Ended June 30,				Six Months Ended June 30,

(dollars in thousands)	2002		2003		2002		2003

Revenues	$550	100.0%	$518	100.0%	$1,890	100.0%	$1,508	100.0%
Direct operating expenses	384	69.8	442	85.3	875	46.3	1,003	66.5
General and administrative expenses	313	56.9	276	53.3	649	34.3	653	43.3
Other expenses from managed entities	—	—	—	—	—	—	—	—

Operating income (loss) before depreciation	(147)	(26.7)	(200)	(38.6)	366	19.4	(148)	(9.8)
Depreciation	19	3.5	20	3.9	49	2.6	47	3.1

Operating income (loss)	$(166)	(30.2)%	$(220)	(42.5)%	$317	16.8%	$(195)	(12.9)%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002 — Desert

     Revenues. Revenues decreased $32,000, or 6%, from $550,000 in 2002 to $518,000 in 2003, primarily due to a 16.1% decrease in gross lodging revenues driven by a 8.2 point decrease in occupancy and a 21.5% decrease in units under management that was a result of the general decline in leisure travel due to the war in Iraq and the state of the economy.

     Direct operating expenses. Direct operating expenses increased $58,000, or 15%, from $384,000 in 2002 to $442,000 in 2003, primarily due to increased marketing costs. As a percentage of revenues, direct operating expenses increased 15.5 points due to the increased costs and decreased revenues.

     General and administrative expenses. General and administrative expenses decreased $37,000, or 12%, from $313,000 in 2002 to $276,000 in 2003, primarily due to staff reductions. As a percentage of revenues, general and administrative expenses decreased 3.6 points due to these reductions.

     Other expenses from managed entities. These operations do not have any arrangements with managed entities to receive reimbursement for any payroll related costs.

     Depreciation. Depreciation remained relatively flat in 2003 when compared to 2002. As a percentage of revenues, depreciation remained relatively flat.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002 — Desert

     Revenues. Revenues decreased $382,000, or 20%, from $1.9 million in 2002 to $1.5 million in 2003, primarily due to a 28.0% decrease in gross lodging revenues driven by a 9.7 point decrease in occupancy and a 21.5% decrease in units under management that was a result of the general decline in leisure travel due to the war in Iraq and the state of the economy.

18 of 31

     Direct operating expenses. Direct operating expenses increased $128,000, or 15%, from $875,000 in 2002 to $1.0 million in 2003, primarily due to increased marketing costs. As a percentage of revenues, direct operating expenses increased 20.2 points due to the increased costs and decreased revenues.

     General and administrative expenses. General and administrative expenses remained relatively flat in 2003 when compared to 2002. As a percentage of revenues, general and administrative expenses increased 9.0 points, primarily due to the decrease in revenues.

     Other expenses from managed entities. These operations do not have any arrangements with managed entities to receive reimbursement for any payroll related costs.

     Depreciation. Depreciation remained relatively flat in 2003 when compared to 2002. As a percentage of revenues, depreciation remained relatively flat.

First Resort Software

     The following table sets forth the condensed consolidated results of operations for the three and six months ended June 30, 2002 and 2003 for our First Resort Software operations.

	Three Months Ended June 30,				Six Months Ended June 30,

(dollars in thousands)	2002		2003		2002		2003

Revenues	$734	100.0%	$723	100.0%	$1,405	100.0%	$1,468	100.0%
Direct operating expenses	482	65.7	330	45.6	943	67.1	627	42.7
General and administrative expenses	263	35.8	192	26.6	463	32.9	441	30.1
Other expenses from managed entities	—	—	—	—	—	—	—	—

Operating income (loss) before depreciation	(11)	(1.5)	201	27.8	(1)	N/M	400	27.2
Depreciation	58	7.9	220	30.4	137	9.8	425	29.0

Operating loss	$(69)	(9.4)%	$(19)	(2.6)%	$(138)	(9.8)%	$(25)	(1.7)%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002 — First Resort Software

     Revenues. Revenues decreased $11,000, or 2%, from $734,000 in 2002 to $723,000 in 2003, primarily due to decreased software support service fee revenues.

     Direct operating expenses. Direct operating expenses decreased $152,000, or 32%, from $482,000 in 2002 to $330,000 in 2003, primarily due to a reorganization of the technology operations. This reorganization involving staff reductions and a realignment of responsibilities took place at the end of 2002 with the naming of the Company’s new chief information officer. As a percentage of revenues, direct operating expenses decreased 20.1 points, primarily due to the reorganization.

     General and administrative expenses. General and administrative expenses decreased $71,000, or 27%, from $263,000 in 2002 to $192,000 in 2003, primarily due to a reorganization of the technology operations. As a percentage of revenues, general and administrative expenses decreased 9.2 points, primarily due to the reorganization of the technology operations.

     Other expenses from managed entities. These operations do not have any arrangements with managed entities to receive reimbursement for any payroll related costs.

     Depreciation. Depreciation increased $162,000, or 279%, from $58,000 in 2002 to $220,000 in 2003, primarily due to increased technology capital expenditures related to enhancements to our First Resort Software application. As a percentage of revenues, depreciation increased 22.5 points primarily due to these investments in technology.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30,2002 — First Resort Software

     Revenues. Revenues increased $63,000, or 4%, from $1.4 million in 2002 to $1.5 million in 2003, primarily due to increased software sales and service fee revenues in the three month period ended March 31, 2003.

     Direct operating expenses. Direct operating expenses decreased $316,000, or 34%, from $943,000 in 2002 to $627,000 in 2003, primarily due to the reorganization of the technology operations. This reorganization took place at the end of 2002 with the naming of the Company’s new chief information

19 of 31

officer. As a percentage of revenues, direct operating expenses decreased 24.4 points, primarily due to the reorganization and increased revenues.

     General and administrative expenses. General and administrative expenses decreased $22,000, or 5%, from $463,000 in 2002 to $441,000 in 2003, primarily due to the reorganization of the technology operations. As a percentage of revenues, general and administrative expenses decreased 2.8 points, primarily due to the reorganization of the technology operations.

     Other expenses from managed entities. These operations do not have any arrangements with managed entities to receive reimbursement for any payroll related costs.

     Depreciation. Depreciation increased $288,000, or 210%, from $137,000 in 2002 to $425,000 in 2003, primarily due to increased technology capital expenditures related to enhancements to our First Resort Software application. As a percentage of revenues, depreciation increased 19.2 points primarily due to these investments in technology.

Liquidity, Capital Resources and Long-Term Borrowings

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

     We generated $10.2 million of cash in operating activities for the six months ended June 30, 2003, primarily due to increases in accounts payable and deferred revenue and property owner payables. Cash used in investing activities was approximately $3.4 million for the six months ended June 30, 2003, primarily representing expenditures for software development and for purchases of property and equipment. The majority of these costs represent our continued capital investment in technology initiatives. For the six months ended June 30, 2003, cash used in financing activities totaled $4.6 million and primarily related to net repayments on our credit facility borrowings.

     At June 30, 2003, we had approximately $36.9 million in cash, of which $33.9 million represents cash held in escrow. The cash held in escrow is released at varying times in accordance with state regulations, generally based upon the guest stay or, in the case of real estate sales deposits, when the property is sold. At June 30, 2003, we had a working capital deficit of $109.1 million and up to $15.0 million, subject to certain restrictions, available under our credit facility. Current liabilities include the $20.5 million in borrowings under the credit facility due January 2004 and $50.0 million in senior notes due June 2004. Based on current estimates, management believes that the Company may not be in compliance as of September 30, 2003 with certain financial covenants under our existing borrowing agreements. As noted below, the Company is currently in discussions with its lenders regarding waiver of any non-compliance with such covenants.

     Additionally, management anticipates it may need additional borrowing capacity by September 30, 2003 for the following reasons: i) to fund certain fixed costs during its off season; ii) reduced cash flow as a result of an anticipated seasonal slow down in guest deposits in October and November and shorter reservation lead times; and iii) the recent request by the Company’s current credit card processor for a $5.0 million reserve account in the form of a letter of credit, cash or a third party guarantee by July 31, 2003. The processor began withholding funds to create the reserve account on August 1, 2003 and as of August 13, 2003 had withheld approximately $4.4 million. The Company and the processor have agreed that the relationship will be terminated as of September 5, 2003 and that the processor will return all funds withheld to create the reserve account promptly upon receipt of a letter of credit or appropriate guarantee. The Company is in discussions with Gaylord to obtain its assistance in securing a letter of credit and expects to have in place a letter of credit and a new credit card processor prior to September 5, 2003. The Company is in discussions with Gaylord’s credit card processor and believes that an agreement will be reached for the processing of the Company’s credit card transactions and that such processor will not require a reserve account or a letter of credit. No assurance can be given that such processor will not ultimately require a reserve account or letter of credit, which will further reduce the Company’s borrowing capacity under its credit agreement and increase the Company’s need for additional borrowing capacity.

     As announced on August 5, 2003, the Company has entered into a definitive agreement to merge with Gaylord in a stock-for-stock acquisition. Gaylord is expected to retire the outstanding indebtedness of the Company upon the completion of the merger. As part of this transaction and prior to its close, Gaylord agreed to provide the Company, subject to the approval of ResortQuest’s lenders and certain other customary conditions, a revolving line of credit of up to $10.0 million. This line of credit,

20 of 31

which will bear interest at 10.5% per annum, will be unsecured and subordinated to the Company’s existing debt, and will be used for general working capital purposes. Given the Company’s liquidity needs discussed above, the Company may be required to utilize this line of credit to maintain adequate working capital. If we do not obtain lender consents, there can be no assurance that we will have access to the working capital line of credit or that we will be able to obtain alternative financing arrangements that are acceptable to us.

     Gaylord’s obligation to make this line of credit available to the Company is conditioned on ResortQuest’s lenders consenting i) to the extension of the line of credit to the Company, ii) to the use of the line of credit for working capital purposes only and not to retire existing debt and iii) to the waiver of all financial covenants of the Company that the Company believes will likely be breached prior to the closing of the acquisition. If lenders’ consents to the working capital line are not received by September 8, 2003, the Company may (on or after September 22, 2003) terminate the merger agreement if Gaylord does not otherwise elect to extend the line of credit. In addition, if such consents are not received by September 8, 2003, Gaylord may terminate the merger agreement so long as it has not made the line of credit available to the Company. Although ResortQuest has initiated discussion with its lenders and believes that it will be able to obtain such consents, there can be no assurance that such consents will be given or upon what terms, and thus, no assurance that Gaylord will make the line of credit available to the Company.

     Our credit facility and senior notes mature during 2004. It is currently expected that the credit facility and senior notes will be paid by Gaylord at the effective time of the merger. If the merger is not completed, we would seek to refinance or negotiate an extension of the maturity of our credit facility and senior notes. If the merger with Gaylord is not completed and the Company is unable to refinance or extend the maturities of the credit facility or the senior notes, it would have a material adverse effect on the Company.

     The execution of the merger agreement constituted an event of default under the Company’s credit agreement, which default has been waived by the lenders under the credit agreement. The Company is required under the senior note purchase agreement to offer to repurchase the senior notes at par on the effective date of the merger. On August 6, 2003 the Company made such offer to repurchase the senior notes. The proposed purchase date for the senior notes is the later of September 6, 2003 or the closing of the merger with Gaylord (see “Factors That May Affect Future Results”).

Registration and Equity Offerings

     We have registered 8.0 million shares of common stock through various shelf registration statement filings. As of June 30, 2003, we had issued 3,289,487 shares under these shelf registration statements in connection with acquisitions.

Acquisition Strategy

     Although our strategy is to focus on internal growth, we intend to continue to pursue, subject to capital availability, selected acquisition opportunities in strategic and existing markets. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into our operations without substantial costs, delays or other operational or financial problems. Increased competition for acquisition candidates may develop, in which event there may be fewer acquisition opportunities available to us, as well as higher acquisition prices. Furthermore, acquisitions involve a number of risks, including the failure of acquired companies to achieve anticipated results, diversion of management’s attention, failure to retain key personnel, risks associated with unanticipated events or liabilities and amortization of acquired intangible assets. Some or all of these could have a material adverse effect on our business, financial condition and results of operations. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable.

Non-compete and Employment Agreements

     We have entered into non-compete agreements with many of the former owners of the companies that now comprise ResortQuest. These non-compete agreements are generally three to five years in length effective the day the operations are merged with ResortQuest. Additionally, we have entered into employment agreements with many of these former owners, all senior corporate officers and several other key employees. Among other things, these agreements allow for severance payments and some include acceleration of stock option awards upon a change in control of ResortQuest, as defined under the agreements. Effective August 4, 2003, the Company entered into amendments to its employment agreements with each of James S. Olin, Chief Executive Officer and President; L. Park Brady, Sr. V.P. and Chief Operating Officer; J. Mitchell Collins, Exec. V.P. and CFO; John W. McConomy, Sr. V.P. and General Counsel; Stephen D. Caron, Sr. V.P. and Chief Information Officer; and Robert Adams, Sr. V.P. and Chief Marketing Officer, providing that: i) if at any time during the period commencing on June 15, 2003 and ending on June 15, 2004, following a change of control or at any time during the one hundred fifty (150)-day period prior to a change of control, the executive’s employment is terminated by the Company Without Cause or by the executive for Good Reason, as defined in the employment agreements, in addition to the compensation entitled to be received pursuant to the executive’s employment agreement, the executive will receive an additional lump sum amount equal to one and one-half times the executive’s base salary; and ii) the executive will be reimbursed for any excise taxes that the executive may incur as a result of payments made to the executive pursuant to their employment agreements upon the termination of their employment. In addition to the above provisions, the amendment to Mr. Olin’s employment agreement provides

21 of 31

that certain obligations as set forth in Section 3(d) and 5(e) of his employment agreement shall survive the termination of his employment agreement. Assuming these amendments were in effect at June 30, 2003, the maximum amount of compensation that would have been payable under all agreements if a change in control occurred and the executive was terminated would have been approximately $9.1 million.

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

     In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002, the goodwill balance recorded by the Company is no longer amortized, but reviewed annually and upon the occurrence of certain events for impairment. The calculation of any impairment charge requires us to make estimates of future cash flows with respect to the identified net assets acquired.

     We are self-insured for various levels of workers’ compensation and employee medical and dental insurance coverage. Insurance reserves include the present values of projected settlements for claims. Projected settlements are estimated based on historical trends and actuarial data.

     We are involved with various legal actions arising in the course of our business. Legal reserves are established for actions where the outcomes of the cases are probable and monetary damages are reasonably estimable as determined by in-house and external legal counsel. We do not believe that any of the actions will have a material adverse effect on our business, financial condition or results of operations.

     Revenues are primarily derived through property management fees, service fees and real estate commissions. Property management fees and service fees are recognized as services are provided. Real estate revenues are recognized for real estate brokerage commissions at time of closing, net of agent commissions.

22 of 31

New Accounting Pronouncements

     In June 2001, FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations.” The Company adopted this statement in the first quarter of 2003. Adoption of this statement did not have a material impact on our financial position or results of operations.

     In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement provides for the rescissions or amendment of certain previously issued accounting standards. The various provisions of this standard are effective for either 2002 or 2003. Also during the quarter ended June 30, 2002, Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued and is effective for activities initiated after December 31, 2002. The Company adopted the applicable provisions under Statement No. 145 and Statement No. 146 during the first quarter of 2003. Adoption of these statements did not have a material impact on our financial position or results of operations.

     In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure — an Amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. Statement No. 148 also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 were effective for fiscal years ending after December 15, 2002, and the disclosure provisions were applied in our 2002 financial statements. The Company adopted the applicable disclosure provisions under Statement No. 148 during the first quarter of 2003 and will continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Adoption of Statement No.148 did not have a material impact on our financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on existing disclosure requirements for most guarantees including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the Company must recognize an additional liability for the fair value or market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002; the disclosure requirements in the interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the measurement provisions of FIN 45 during the first quarter of 2003. Adoption of this interpretation did not have a material impact on our financial position or results of operations.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as “special purpose entities.” Companies are required to apply the provision of FIN 46 prospectively for all variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. All interests acquired before February 1, 2003 must follow the new rules in accounting periods beginning after June 15, 2003. The Company adopted this interpretation in the first quarter of 2003. Adoption of this interpretation did not have a material impact on our financial position or results of operations.

     In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for periods beginning after June 15, 2003. The Company does not expect that the adoption of Statement No. 150 will have a material effect on its consolidated financial statements.

23 of 31

ResortQuest International, Inc.
Performance Statistics
Total System (2)

	Three Months Ended June 30,			Six Months Ended June 30,

	2002	2003	VAR	2002	2003	VAR

Beach
Gross Lodging Revenues(1)	$59,080	$60,332	2.1%	$93,439	$88,433	(5.4)%
Occupancy	47.4%	46.1%	(1.3)pts	51.7%	47.0%	(4.7)pts
ADR	$180.18	$189.69	5.3%	$133.74	$140.15	4.8%
RevPAU	$85.39	$87.36	2.3%	$69.11	$65.88	(4.7)%
Total Units	9,327	9,155	(1.8)%	9,327	9,155	(1.8)%
Hawaii
Gross Lodging Revenues(1)	$32,938	$34,048	3.4%	$70,061	$73,551	5.0%
Occupancy	69.2%	69.9%	0.7pts	73.5%	73.4%	(0.1)pts
ADR	$100.58	$109.00	8.4%	$105.80	$114.08	7.8%
RevPAU	$69.60	$76.21	9.5%	$77.72	$83.75	7.8%
Total Units	5,512	5,203	(5.6)%	5,512	5,203	(5.6)%
Mountain
Gross Lodging Revenues(1)	$5,141	$4,454	(13.4)%	$37,724	$33,042	(12.4)%
Occupancy	18.7%	16.2%	(2.5)pts	36.4%	30.5%	(5.9)pts
ADR	$110.50	$109.27	(1.1)%	$204.96	$209.14	2.0%
RevPAU	$20.67	$17.70	(14.4)%	$74.53	$63.78	(14.4)%
Total Units	3,265	3,128	(4.2)%	3,265	3,128	(4.2)%
Desert
Gross Lodging Revenues(1)	$1,100	$923	(16.1)%	$4,713	$3,393	(28.0)%
Occupancy	34.8%	26.6%	(8.2)pts	50.3%	40.6%	(9.7)pts
ADR	$88.25	$121.60	37.8%	$124.76	$141.00	13.0%
RevPAU	$30.75	$32.30	5.0%	$62.81	$57.31	(8.8)%
Total Units	469	368	(21.5)%	469	368	(21.5)%
Total
Gross Lodging Revenues(1)	$98,259	$99,757	1.5%	$205,937	$198,419	(3.7)%
Occupancy	49.3%	47.9%	(1.4)pts	55.8%	52.1%	(3.7)pts
ADR	$137.55	$146.96	6.8%	$130.11	$136.11	4.6%
RevPAU	$67.79	$70.37	3.8%	$72.65	$70.92	(2.4)%
Total Units	18,573	17,854	(3.9)%	18,573	17,854	(3.9)%

(1)	Lodging revenues are in thousands and represent the total rental charged to property rental customers. Our revenue represents from 3% to over 40% of the lodging revenues based on the services provided by us.

(2)	Total system statistics include all exclusive managed contracts from the period under management through June 30, 2002 and June 30, 2003. Excluded from these statistics are non-exclusive management contracts which approximated 1,500 units as of June 30, 2002 and 1,600 as of June 30, 2003. Also excluded from these statistics are owner use nights and renovation nights which were approximately 12.3% of gross available nights in the three months ended June 30, 2002, 12.9% of gross available nights in the three months ended June 30, 2003, 13.9% of gross available nights in the six months ended June 30, 2002 and 14.2% of gross available nights in the six months ended June 30, 2003.

24 of 31

ResortQuest International, Inc.
Performance Statistics
Same-Store (2)

	Three Months Ended June 30,			Six Months Ended June 30,

	2002	2003	VAR	2002	2003	VAR

Beach
Gross Lodging Revenues(1)	$58,937	$60,332	2.4%	$93,210	$88,433	(5.1)%
Occupancy	47.6%	46.1%	(1.5)pts	51.8%	47.0%	(4.8)pts
ADR	$180.74	$189.69	5.0%	$134.41	$140.15	4.3%
RevPAU	$85.97	$87.36	1.6%	$69.59	$65.88	(5.3)%
Total Units	9,248	9,155	(1.0)%	9,248	9,155	(1.0)%
Hawaii
Gross Lodging Revenues(1)	$32,938	$34,048	3.4%	$70,061	$73,551	5.0%
Occupancy	69.2%	69.9%	0.7 pts	73.5%	73.4%	(0.1)pts
ADR	$100.58	$109.00	8.4%	$105.80	$114.08	7.8%
RevPAU	$69.60	$76.21	9.5%	$77.72	$83.75	7.8%
Total Units	5,512	5,203	(5.6)%	5,512	5,203	(5.6)%
Mountain
Gross Lodging Revenues(1)	$5,141	$4,454	(13.4)%	$37,724	$33,042	(12.4)%
Occupancy	18.7%	16.2%	(2.5)pts	36.4%	30.5%	(5.9)pts
ADR	$110.50	$109.27	(1.1)%	$204.96	$209.14	2.0%
RevPAU	$20.67	$17.70	(14.4)%	$74.53	$63.78	(14.4)%
Total Units	3,265	3,128	(4.2)%	3,265	3,128	(4.2)%
Desert
Gross Lodging Revenues(1)	$1,100	$923	(16.1)%	$4,713	$3,393	(28.0)%
Occupancy	34.8%	26.6%	(8.2)pts	50.3%	40.6%	(9.7)pts
ADR	$88.25	$121.60	37.8%	$124.76	$141.00	13.0%
RevPAU	$30.75	$32.30	5.0%	$62.81	$57.31	(8.8)%
Total Units	469	368	(21.5)%	469	368	(21.5)%
Total
Gross Lodging Revenues(1)	$98,116	$99,757	1.7%	$205,708	$198,419	(3.5)%
Occupancy	49.4%	47.9%	(1.5)pts	55.9%	52.1%	(3.8)pts
ADR	$137.70	$146.96	6.7%	$130.40	$136.11	4.4%
RevPAU	$67.98	$70.37	3.5%	$72.89	$70.92	(2.7)%
Total Units	18,494	17,854	(3.5)%	18,494	17,854	(3.5)%

(1)	Lodging revenues are in thousands and represent the total rental charged to property rental customers. Our revenue represents from 3% to over 40% of the lodging revenues based on the services provided by us.

(2)	For better comparability, the above statistics exclude all non-exclusive management contracts as well as all properties that were not part of ResortQuest for both time periods, which approximated 1,600 units as of June 30, 2002 and June 30, 2003. Also excluded from these statistics are owner use nights and renovation nights which were approximately 12.3% of gross available nights in the three months ended June 30, 2002, 12.9% of gross available nights in the three months ended June 30, 2003, 13.9% of gross available nights in the six months ended June 30, 2002 and 14.2% of gross available nights in the six months ended June 30, 2003.

25 of 31

Factors That May Affect Future Results

     Our disclosures and analyses in this report contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

     Any or all of our forward-looking statements in this report and in any other public statements that we make, may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this report will be important in determining future results, including the risks associated with obtaining the necessary consents and approvals and meeting the other conditions necessary to consummate the merger with Gaylord and obtain the associated credit line, continued acceptance of the Company’s First Resort Software, the anticipated slowdown in reservation deposits and the Company’s ability to meet its cash needs with available sources of funds. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

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

     We operate in an industry that involves numerous risks, some of which are beyond our control. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business. Our recent announcement of the agreement between ResortQuest and Gaylord for Gaylord to acquire our common shares may intensify these risks. You should carefully consider the risk factors listed below before making an investment decision.

     We may suffer additional consequences if the merger with Gaylord were not to be completed. If the planned merger with Gaylord were not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•	We would not realize the benefits we expect from becoming a part of a combined company with Gaylord, including the potentially enhanced financial and competitive position;

•	Activities relating to the merger and related uncertainties may divert our management’s attention from our day-to-day business and cause disruptions among our employees and to our relationships with customers and business partners, thus detracting from our ability to grow revenue and minimize costs and possibly leading to a loss of revenue and market position that we may not be able to regain if the transaction does not occur;

•	The market price of our common stock could decline following an announcement that the merger has been abandoned, to the extent that the current market price reflects a market assumption that the merger will be completed;

•	We could be required to pay Gaylord a termination fee and provide reimbursement to Gaylord for certain costs incurred in accordance with the merger agreement;

•	We would remain liable for our costs related to the transaction, such as legal and accounting fees and a portion of the investment banking fees severely reducing our available cash and borrowing capacity under our credit line; and

•	We may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

26 of 31

     In connection with the proposed merger, we and Gaylord expect to file a joint proxy statement/ prospectus with the Securities and Exchange Commission. The joint proxy statement/prospectus will be mailed to all holders of our stock and will contain important information about us, Gaylord and the proposed merger, risks relating to the merger and the proposed combined company, and related matters. We urge all of our stockholders to read the joint proxy statement/prospectus when it becomes available.

     We could experience liquidity issues if we are not able to obtain additional borrowing capacity by September 30, 2003. Management anticipates it may need additional borrowing capacity by September 30, 2003 for the following reasons: i) to fund certain fixed costs during its off season; ii) reduced cash flow as a result of an anticipated seasonal slow down in guest deposits in October and November and shorter reservation lead times the Company has recently experienced; and iii) the request by the Company’s current credit card processor for a $5.0 million reserve account. We anticipate obtaining this additional borrowing capacity from the working capital line of credit being provided by Gaylord, if we obtain lender consents as described above. If we do not obtain lender consents, there can be no assurance that we will have access to the working capital line of credit or that we will be able to obtain alternative financing arrangements that are acceptable to us.

     Our credit facility and senior notes mature during 2004. If the merger with Gaylord were not to be completed and we were unable to refinance or extend the maturities of the credit facility or senior notes, it would have a material adverse effect on the Company. Our credit facility, as amended in March 2003, matures on January 22, 2004. As of June 30, 2003, we had approximately $20.5 million of outstanding indebtedness under this facility. Additionally, our $50 million senior notes are due in June 2004. It is currently expected that the credit agreement and the senior notes will be paid by Gaylord at the effective time of the merger. If the merger were not to be completed, we might not be able to refinance or negotiate an extension of the maturity of our credit facility and senior notes. Our ability to complete such refinancing transactions is subject to a number of conditions, many of which are beyond our control. For example, if there were a further disruption in the financial markets because of a terrorist attack or other event, we may be unable to access the financial markets. Failure to complete a refinancing or extension of the credit facility or senior notes would have a material adverse effect on our Company.

     For a more complete discussion of risk factors that affect our business, see “Factors That May Affect Future Results” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

•	We may not be able to integrate successfully any future acquisitions.

•	We may not be able to complete successfully our planned expansion.

•	We may not be able to finance future acquisitions.

•	Our business may be negatively affected if we are unable to manage our growth effectively.

•	Our stock price may be adversely affected by market volatility.

•	Our business and financial results depend upon factors that affect the vacation rental and property management industry.

•	Our operating results are highly seasonal.

•	Our business depends upon the efforts of third parties to maintain resort facilities and to market our properties.

•	Our business could be harmed if the market for leisure and vacation travel does not continue to grow.

•	Our operations are concentrated in three geographic areas.

27 of 31

•	Our business depends on attracting and retaining highly capable management and employees.

•	The substantial amount of goodwill resulting from our acquisitions could adversely affect our financial and operating results.

•	If the new version of First Resort Software fails to meet sales expectations, additional impairment charges may be recorded.

•	If vacation rental property owners do not renew a significant number of property management contracts our business would be adversely affected.

•	If homeowners’ associations terminate management agreements, we could lose some of our competitive advantage in these markets.

•	Competition could render our services uncompetitive.

•	Any adverse change in the real estate market could adversely affect our financial and operating results.

•	We are subject to governmental regulation of the vacation rental and property management industry.

•	Transactions between our operations and their affiliates may result in conflicts of interest.

•	Delaware law, our charter documents and stockholder rights plan contain provisions that may have an anti-takeover effect.

•	The political and economic climate and other world events affecting safety and security could adversely affect leisure travel and lodging demand and could harm our future revenues and profitability.

•	Our credit facility and senior notes contain certain financial covenants that we may not meet and, if violated, could limit our ability to continue to borrow under our credit facility, and under certain circumstances, could accelerate the amount due under our credit facility and senior notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and we do not hold any financial instruments for trading purposes. At June 30, 2003, $20.5 million of our borrowings accrue interest at variable interest rates. Based on this debt level, annual interest expense would increase by approximately $100,000, if interest rates were to increase by 49 basis points, or 10%, over the current weighted average interest rate of these variable rate borrowings.

Item 4. Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

28 of 31

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     On July 2, 2003, Sunset Management, LLC (“Sunset”) filed suit in the Circuit Court of the First Circuit, State of Hawaii, Civil No. 03-1-1389-07, against, among others, Andre Stephan Tatibouet (“Tatibouet”), Hotel Corporation of the Pacific, Inc. (now known as, ResortQuest Hawaii, LLC) (“Hotel”), a wholly-owned subsidiary of the Company, seeking, inter alia, an order of foreclosure of the mortgage held by Sunset on certain residential real property owned by Tatibouet, on which property the Company, through Hotel, holds a subordinate mortgage securing a promissory note in the principal amount of $4 million (the “Note”). Sunset’s mortgage secures a note in the principal amount of $1 million and is junior to a first mortgage securing a note in favor of Central Pacific Bank in the principal amount of $4.9 million. The interest payment of $132,000 due on the Note on July 1, 2003 has not been made and the Company has accelerated the Note and demanded payment in full. The Company expects to file a responsive pleading including its own claim for foreclosure. Based upon an independent appraisal, the collateral’s expected value exceeds the total amounts collateralized. However, if the collateral held by the Company is insufficient to satisfy all lienholders’ claims and the Company is unable to collect the sums owed under the Note, it could have a material adverse effect on the Company’s results of operations.

     On March 28, 2002, Patrick G. Awbrey and other parties, as owners of 16 condominium units at the Jade East condominium development in Destin, FL, filed suit in the Circuit Court for the First Judicial Circuit, Okaloosa, Case No. 02-CA01203, against Abbott Realty Services, Inc.(“Abbott”), a wholly-owned subsidiary of the Company, alleging, inter alia, nondisclosure and misrepresentation by Abbott as real estate sales agents in the sale of Plaintiffs’ units. Plaintiffs seek unspecified damages and a jury trial. The Company has filed responsive pleadings denying the plaintiffs’ allegations and asserting several affirmative defenses, among them that the claims of the plaintiffs have been released in connection with the April 2001 settlement of a 1998 lawsuit filed by the Jade East condominium owners association against the condominium’s developer. Both sides are engaged in discovery. No trial date has been set. The Company believes that it has valid defenses to the claims asserted, notwithstanding the alleged defects in construction.

     We are also involved in various legal actions arising in the ordinary course of our business. We do not believe that any of these actions will have a material adverse effect on our business, financial condition or results of operations.

29 of 31

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     An annual meeting of the stockholders of ResortQuest International, Inc. was held on Wednesday, May 14, 2003. At the meeting, the stockholders considered and voted upon two proposals: 1) to elect seven members (William W. Abbott, Jr., Elan J. Blutinger, James S. Olin, Michael P. Castellano, David C. Sullivan, Joseph V. Vittoria, and Theodore L. Weise) to the board of directors of the Company, and 2) to appoint Deloitte & Touche as our independent auditors for the fiscal year 2003.

     The stockholders approved the proposals. Voting results are as follows:

Proposal #1	For	Against	Abstained	Unvoted	Total(1)
William W. Abbott, Jr.	14,386,677	1,258,269	—	2,683,533	18,328,479
Elan J. Blutinger	15,498,004	146,942	—	2,683,533	18,328,479
Michael P. Castellano	15,498,004	146,942	—	2,683,533	18,328,479
James S. Olin	14,397,177	1,247,769	—	2,683,533	18,328,479
David C. Sullivan	14,409,087	1,235,859	—	2,683,533	18,328,479
Joseph V. Vittoria	15,498,004	146,942	—	2,683,533	18,328,479
Theodore L. Weise	15,498,004	146,942	—	2,683,533	18,328,479
Proposal #2	15,612,362	32,004	580	2,683,533	18,328,479

(1)	Total voting shares comprised of 17,405,210 of unrestricted shares each eligible for 1 vote and 1,846,539 of restricted shares each eligible for 1/2 vote.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith

10.1	-	Employment Agreement between the Company and John W. McConomy, dated as of May 19, 2003.
10.2	-	John W. McConomy Indemnification Agreement, dated as of May 19, 2003.
10.3	-	Amendment to Employment Agreement between the Company and James S. Olin, dated as of August 4, 2003.
10.4	-	Form of Amendment to Employment Agreement between the Company and each of J. Mitchell Collins, L. Park Brady, Jr., John W. McConomy, Stephen D. Caron and Robert J. Adams, dated as of August 4, 2003.
31.1	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

(i)	Form 8-K filed May 6, 2003 announcing the Company’s 2003 first quarter financial results.

(ii)	Form 8-K filed August 5, 2003 announcing the Company’s 2003 second quarter financial results; announcing the Company has entered into a definitive agreement to merge with Gaylord Entertainment Company; and providing the Agreement and Plan of Merger among Gaylord Entertainment Company, GET Merger Sub, Inc. and ResortQuest International, Inc., dated as of August 4, 2003.

30 of 31

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESORTQUEST INTERNATIONAL, INC.

August 14, 2003	By:	/s/ J. Mitchell Collins J. Mitchell Collins Executive Vice President and Chief Financial Officer (Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer)

31 of 31