Form 10-Q
period 2003-09-30
RESORTQUEST INTERNATIONAL INC
filed 2003-11-14
CIK 1057507

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2003.

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

Yes [X]            No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of
September 30, 2003.

Common Stock 19,255,833 shares

PART I – FINANCIAL INFORMATION

Company or group of companies for which report is filed:
     RESORTQUEST INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	December 31,	September 30,
	2002	2003

ASSETS
Current assets
Cash and cash equivalents	$859	$1,287
Cash held in escrow	15,468	14,475
Trade and other receivables, net	5,841	9,178
Deferred income taxes	724	820
Prepaid expenses	1,488	2,026
Other current assets	3,319	3,533

Total current assets	27,699	31,319

Goodwill, net	205,830	205,933
Property, equipment and software, net	34,100	33,208
Other assets	5,924	6,028

Total assets	$273,553	$276,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$94	$83,906
Deferred revenue and property owner payables	47,402	30,237
Accounts payable and accrued liabilities	14,628	13,021
Other current liabilities	2,024	2,499

Total current liabilities	64,148	129,663

Long-term debt, net of current maturities	75,045	—
Deferred income taxes	2,869	10,708
Other long-term obligations	5,007	4,572

Total liabilities	147,069	144,943

Stockholders’ equity
Common stock, $0.01 par value, 50,000,000 shares authorized, 19,251,749 and 19,255,833 shares outstanding, respectively	193	193
Additional paid-in capital	153,933	153,952
Accumulated other comprehensive loss	(60)	(236)
Excess distributions	(29,500)	(29,500)
Retained earnings	1,918	7,136

Total stockholders’ equity	126,484	131,545

Total liabilities and stockholders’ equity	$273,553	$276,488

The accompanying notes are an integral part of these condensed consolidated balance sheets.

RESORTQUEST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2003	2002	2003

Revenues
Property management fees	$27,609	$27,506	$72,862	$70,242
Service fees	13,367	13,379	36,065	36,357
Real estate and other	7,420	7,176	19,858	18,526

	48,396	48,061	128,785	125,125
Other revenue from managed entities	9,589	10,099	27,072	28,062

Total revenues	57,985	58,160	155,857	153,187

Operating expenses
Direct operating	22,996	22,736	64,220	64,472
General and administrative	13,304	14,134	38,963	38,833
Depreciation	1,770	1,697	4,732	5,030

	38,070	38,567	107,915	108,335
Other expenses from managed entities	9,589	10,099	27,072	28,062

Total operating expenses	47,659	48,666	134,987	136,397

Operating income	10,326	9,494	20,870	16,790
Interest and other expense, net	1,622	2,459	4,453	6,306

Income before income taxes	8,704	7,035	16,417	10,484
Provision for income taxes	3,264	3,847	6,156	5,266

Income before the cumulative effect of a change in accounting principle	5,440	3,188	10,261	5,218
Cumulative effect of a change in accounting principle, net of a $1.9 million income tax benefit	—	—	(6,280)	—

Net income	$5,440	$3,188	$3,981	$5,218

Earnings per share
Basic
Before cumulative effect of a change in accounting principle	$0.28	$0.17	$0.53	$0.27
Cumulative effect of a change in accounting principle	—	—	(0.32)	—

	$0.28	$0.17	$0.21	$0.27

Diluted earnings per share
Before cumulative effect of a change in accounting principle	$0.28	$0.16	$0.53	$0.27
Cumulative effect of a change in accounting principle	—	—	(0.32)	—

	$0.28	$0.16	$0.21	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESORTQUEST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share amounts)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Excess	Retained		Comprehensive
	Shares	Amount	Capital	Loss	Distributions	Earnings	Total	Income

Balance, December 31, 2002	19,251,749	$193	$153,933	$(60)	$(29,500)	$1,918	$126,484
Net income						5,218	5,218	$5,218
Foreign currency translation loss				(176)			(176)	(176)
Exercise of employee stock options	4,084	—	19	—	—	—	19

Comprehensive income								$5,042

Balance, September 30, 2003	19,255,833	$193	$153,952	$(236)	$(29,500)	$7,136	$131,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESORTQUEST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2003

Cash flows from operating activities:
Net income	$3,981	$5,218
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	6,280	—
Depreciation	4,732	5,030
Changes in operating assets and liabilities:
Cash held in escrow	8,674	993
Trade and other receivables	4,596	(3,337)
Accounts payable and accrued liabilities	371	(1,382)
Deferred revenue and property owner payables	(23,544)	(17,165)
Deferred income taxes	(135)	7,743
Other	2,946	(991)

Net cash provided by (used in) operating activities	7,901	(3,891)

Cash flows from investing activities:
Cash portion of acquisitions, net	(2,963)	(103)
Purchases of property, equipment and software	(5,716)	(4,364)

Net cash used in investing activities	(8,679)	(4,467)

Cash flows from financing activities:
Credit facility borrowings	85,800	73,700
Credit facility repayments	(83,500)	(64,850)
Payments of capital lease and other obligations, net	(301)	(83)
Exercise of employee stock options	50	19

Net cash provided by financing activities	2,049	8,786

Net change in cash and cash equivalents	1,271	428
Cash and cash equivalents, beginning of period	213	859

Cash and cash equivalents, end of period	$1,484	$1,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESORTQUEST INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

      In these footnotes, the words “Company,” “ResortQuest,” “we,” “our” and “us” refer to ResortQuest International, Inc., a Delaware corporation, and its wholly-owned subsidiaries, unless otherwise stated or the context requires otherwise.

NOTE 1 — BASIS OF PRESENTATION

Organization and Principles of Consolidation

      ResortQuest is one of the leading vacation rental property management companies with over 19,000 units under management. We are the first Company offering vacation condominium and home rentals, sales and management under an international brand name in over 50 premier destination resorts located in the continental United States, Hawaii and Canada. Our condensed consolidated financial statements include the accounts of ResortQuest and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

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

Acquisition and Deferred Costs

      Costs incurred related to Gaylord Entertainment Company’s acquisition of ResortQuest are expensed as incurred (see “NOTE 2 — MERGER AGREEMENT AND POTENTIAL LIQUIDITY ISSUES”). Costs incurred in the course of our evaluation of acquisition candidates and the ultimate consummation of acquisitions consist primarily of attorneys’ fees, accounting fees and other costs incurred by us in identifying and closing transactions. These costs incurred are deferred on the balance sheet until the related transaction is either consummated or terminated. As of December 31, 2002 and September 30, 2003, there are no deferred acquisition costs. A similar treatment is followed in recording costs incurred by us in the course of amending existing debt agreements, generating additional debt or obtaining equity financing. The Company has net deferred financing costs of approximately $900,000 and $800,000 at December 31, 2002 and September 30, 2003, respectively. Transaction costs and the excess of the purchase price over the fair value of identified net assets acquired represent goodwill. Goodwill is calculated based on a preliminary estimate that is adjusted to its final balance within one year of the close of the acquisition. Additionally, certain of our acquisitions have “earn-up” provisions that require additional consideration to be paid if certain operating results are achieved over periods of up to three years. This additional consideration is recorded as goodwill when the amount is fixed and determinable.

      During the nine-month period ended September 30, 2003 and 2002, we made net cash earn-up payments approximating $100,000 and $3.0 million, respectively, related to certain 2001 acquisitions and other purchase accounting adjustments related to certain 2001 acquisitions.

NOTE 2 — MERGER AGREEMENT AND POTENTIAL LIQUIDITY ISSUES

      As announced on August 5, 2003, the Company entered into a definitive agreement to merge with Gaylord Entertainment Company (“Gaylord”) in a stock-for-stock acquisition. Under the terms of the definitive agreement, the Company’s stockholders will receive 0.275 shares of Gaylord common stock for each outstanding share of Company common stock. The Company will become a wholly-owned subsidiary of Gaylord, and the Company’s stockholders will own approximately 14% of the outstanding shares of capital stock of the combined company. Gaylord is expected to retire the outstanding indebtedness of the Company upon the completion of the merger. The transaction has received the necessary regulatory approvals, and both companies have scheduled special meetings of their shareholders for November 18, 2003 to vote on the transaction. The Company expects the transaction to close in the fourth quarter of this year.

      As part of this transaction and during the period prior to closing, Gaylord has provided the Company up to $10.0 million under a non-revolving line of credit and a $5.0 million letter of credit. The non-revolving line of credit bears interest at 10.5% per annum, is unsecured and subordinated to the Company’s existing debt, and is being used for general working capital purposes. Given the Company’s liquidity needs as a result of reduced cash flow due to the seasonal slow down in guest deposits and shorter reservation lead times, the Company utilized this line of credit to maintain adequate working capital during November. As of November 12, 2003, the Company had borrowed $2.5 million under this non-revolving line of credit.

      Effective September 5, 2003 the Company and the Company’s previous credit card processor agreed to terminate their relationship. The processor had required a $5.0 million reserve account be put in place in the form of a letter of credit, cash or a third party guarantee. Gaylord secured a $5.0 million letter of credit on the Company’s behalf on August 18, 2003. The Company retained Gaylord’s credit card processor on September 11, 2003 and such processor has not required a reserve account or a letter of credit.

      The execution of the merger agreement constituted an event of default under the Company’s credit agreement, which default was waived by the lenders under the credit agreement. The Company is required under the senior note purchase agreement to offer to repurchase the senior notes at par on the effective date of the merger. On August 6, 2003, the Company made such offer to repurchase the senior notes. Such offer was not accepted and the Company intends to exercise its rights to pre-pay the notes, including a $2.2 million pre-payment fee. The pre-payment date of the senior notes is expected to be the closing date of the merger with Gaylord.

      Our credit facility and senior notes mature during 2004. As of September 30, 2003, the Company has received a forbearance or a waiver on all financial covenants under our existing borrowing agreements other than the closing of the merger with Gaylord. The credit facility and senior notes are expected to be paid by Gaylord at the effective time of the merger. If the merger is not completed, we would seek to refinance or negotiate an extension of the maturity of our credit facility and senior notes. If the merger with Gaylord is not completed and the Company is unable to refinance or extend the maturities of the credit facility or the senior notes, it would have a material adverse effect on the Company (see “Factors That May Affect Future Results”).

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

      In accordance with Statement No. 123, “Accounting for Stock-Based Compensation,” ResortQuest has estimated the fair value of each option grant using the Black-Scholes Option-Pricing Model. Had compensation cost for issued options been determined based on the fair value at the grant dates, ResortQuest’s net income and earnings per share would have been impacted by the pro forma amounts as indicated in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2002	2003	2002	2003

Net income
As reported	$5,440	$3,188	$3,981	$5,218
Less: Pro forma stock-based employee compensation expense	—	—	(34)	(669)

Pro forma	$5,440	$3,188	$3,947	$4,549

Basic earnings per share
As reported	$0.28	$0.17	$0.21	$0.27
Less: Pro forma stock-based employee compensation expense	—	—	—	(0.03)

Pro forma	$0.28	$0.17	$0.21	$0.24

Diluted earnings per share
As reported	$0.28	$0.16	$0.21	$0.27
Less: Pro forma stock-based employee compensation expense	—	—	—	(0.03)

Pro forma	$0.28	$0.16	$0.21	$0.24

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

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as “special purpose entities.” Companies are required to apply the provision of FIN 46 prospectively for all variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. All interests acquired before February 1, 2003 must follow the new rules in accounting periods ending after December 15, 2003. The Company adopted this interpretation in the first quarter of 2003. Adoption of this interpretation did not have a material impact on our financial position or results of operations.

      In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for periods beginning after June 15, 2003; however, portions of this statement have been deferred indefinitely by the FASB. The Company does not expect that the adoption of Statement No. 150 will have a material effect on its consolidated financial statements.

NOTE 5 — NOTE RECEIVABLE

      During 1998, we formalized a $4.0 million promissory note resulting from cash advances to a primary stockholder of a predecessor company who is no longer an affiliate of ResortQuest (the “Debtor”). This note is collateralized in the form of a third mortgage on residential real estate owned by the Debtor. This note bears interest at 1/2% below the prime rate of interest, but not less than 6% and not more than 10%. Interest payments under this note are due every January and July 1st, with the principal recorded in Other assets in the accompanying Condensed Consolidated Balance Sheets, being due in full on May 25, 2008. The approximately $132,000 interest payment due July 1, 2003 has not yet been received and this interest receivable along with the approximately $65,000 in accrued interest for the current quarter have been fully reserved as of September 30, 2003. Due to the failure to make the July 1, 2003 interest payments, the note is now in default. The Company has accelerated the note and demanded its payment in full. The holder of the second mortgage on the Debtor’s residential real estate has initiated foreclosure proceedings on the collateral and has named the Company as a party defendant (see “NOTE 7 — COMMITMENTS AND CONTINGENCIES” and “Part II, Item 1.”). The Company has filed a responsive pleading and a cross claim and will be amending its own claim to assert a claim for foreclosure of its mortgage. Based upon an appraisal received by the Company, the Company believes that the collateral’s expected value exceeds the total amounts collateralized by the Company, thus no valuation allowance has been recorded on the principal portion of the $4.0 million note. However, the Company is in the process of securing a further independent appraisal of the collateral. If the collateral held by the Company is insufficient to satisfy all lienholders’ claims and the Company is unable to collect the sums owed under the note, it could have a material adverse effect on the Company’s results of operations.

NOTE 6 — LONG-TERM BORROWINGS

      At September 30, 2003 all long-term borrowings are classified as current maturities and are comprised of $50.0 million in senior notes due June 2004, $33.9 million in borrowings under our credit facility that expire in January 2004 and $6,000 in capital lease obligations and other borrowings assumed in connection with certain acquisitions that have varying maturities through 2004. As of September 30, 2003, the Company has received a forbearance or a waiver on all financial covenants under our existing borrowing agreements other than the closing of the merger with Gaylord, and all borrowings under our senior notes and credit facility are expected to be paid in full by Gaylord upon the closing of the transaction(see “NOTE 2 — MERGER AGREEMENT AND POTENTIAL LIQUIDITY ISSUES”).

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Litigation

      On July 2, 2003, Sunset Management, LLC (“Sunset”) filed suit in the Circuit Court of the First Circuit, State of Hawaii, Civil No. 03-1-1389-07, against, among others, Andre Stephan Tatibouet (“Tatibouet”), Hotel Corporation of the Pacific, Inc. (now known as, ResortQuest Hawaii, LLC) (“Hotel”), a wholly-owned subsidiary of the Company, seeking, inter alia, an order of foreclosure of the mortgage held by Sunset on certain residential real property owned by Tatibouet, on which property the Company, through Hotel, holds a subordinate mortgage securing (i) a promissory note in the principal amount of $4 million (the “‘A’ Note”), and (ii) an additional promissory note in the original principal amount of $949,827 (the “‘B’ Note”). The original principal and accrued interest on the ‘B” Note have been paid in full; however, certain additional amounts owed by Tatibouet in connection with management contracts and other arrangements with the Hotel are represented by the “B” Note and accrue interest accordingly. Sunset’s mortgage secures a note in the principal amount of $1 million and is junior to a first mortgage securing a note in favor of Central Pacific Bank in the principal amount of $5 million. The interest payment of $121,142 due on the “A” Note on July 1, 2003, as well as $10,322 in accrued interest on the “B” Note, have not been made and the Company has accelerated the Notes and demanded payment in full. The Company has filed a responsive pleading and a cross-claim, and will be amending its cross-claim to assert a claim for foreclosure of its mortgage. Based upon an appraisal received by the Company, the Company believes that the collateral’s expected value exceeds the total amounts collateralized by the Company. However, the Company is in the process of securing a further independent appraisal of the collateral. In the event the collateral held by the Company is insufficient to satisfy all lienholders’ claims and the Company is unable to collect the sums owed under the Notes, it could have a material adverse effect on the Company’s results of operations.

      On March 28, 2002, Patrick G. Awbrey and other parties, as owners of 16 condominium units at the Jade East condominium development in Destin, FL, filed suit in the Circuit Court for the First Judicial Circuit, Okaloosa, Case No. 02-CA01203, against Abbott Realty Services, Inc. (“Abbott”), a wholly-owned subsidiary of the Company, alleging, inter alia, nondisclosure and misrepresentation by Abbott as real estate sales agents in the sale of Plaintiffs’ units. Plaintiffs seek damages in excess of $200,000 for each plaintiff and a jury trial. The Company has filed responsive pleadings denying the plaintiffs’ allegations and asserting several affirmative defenses, among them that the claims of the plaintiffs have been released in connection with the April 2001 settlement of a 1998 lawsuit filed by the Jade East condominium owners association against the condominium’s developer. Both sides are engaged in discovery. No trial date has been set. The Company believes that it has valid defenses to the claims asserted, notwithstanding the alleged defects in construction.

      We are also involved in various legal actions arising in the ordinary course of our business. We do not believe that any of these actions will have a material adverse effect on our business, financial condition or results of operations.

Non-compete and Employment Agreements

      We have entered into non-compete agreements with many of the former owners of the companies that now comprise ResortQuest. These non-compete agreements are generally three to five years in length effective the day the operations are merged with ResortQuest. Additionally, we have entered into employment agreements with many of these former owners, all senior corporate officers and several other key employees. Among other things, these agreements allow for severance payments and some include acceleration of stock option awards upon a change in control of ResortQuest, as defined under the agreements. Effective August 4, 2003, the Company entered into amendments to its employment agreements with each of James S. Olin, Chief Executive Officer and President; L. Park Brady, Sr. V.P. and Chief Operating Officer; J. Mitchell Collins, Exec. V.P. and Chief Financial Officer; John W. McConomy, Sr.

V.P. and General Counsel; Stephen D. Caron, Sr. V.P. and Chief Information Officer; and Robert Adams, Sr. V.P. and Chief Marketing Officer, providing that: i) if at any time during the period commencing on June 15, 2003 and ending on June 15, 2004, following a change of control or at any time during the one hundred fifty (150)-day period prior to a change of control, the executive’s employment is terminated by the Company Without Cause or by the executive for Good Reason, as defined in the employment agreements, in addition to the compensation entitled to be received pursuant to the executive’s employment agreement, the executive will receive an additional lump sum amount equal to one and one-half times the executive’s base salary; and ii) the executive will be reimbursed for any excise taxes that the executive may incur as a result of payments made to the executive pursuant to their employment agreements upon the termination of their employment. In addition to the above provisions, the amendment to Mr. Olin’s employment agreement provides that certain obligations as set forth in Section 3(d) and 5(e) of his employment agreement shall survive the termination of his employment agreement. As of September 30, 2003, the maximum amount of compensation that would have been payable under all agreements if a change in control occurred and the executive was terminated would have been approximately $10.8 million. However, in conjunction with the Company’s acquisition by Gaylord, new employment agreements have been reached with Messrs. Adams, Brady, Caron, Collins, McConomy, Olin and other key employees. As a result of these new agreements, severance and other costs relating to other employees, the expected amount that will be payable upon the closing of the Gaylord transaction is approximately $3.0 million.

NOTE 8 — EARNINGS PER SHARE

      Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding options to purchase our securities are exercised.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2002	2003	2002	2003

Basic weighted average common shares outstanding	19,251,749	19,253,552	19,247,834	19,252,363
Effect of dilutive securities — stock options	3,610	165,066	82,839	40,369

Diluted weighted average common shares outstanding	19,255,359	19,418,618	19,330,673	19,292,732

NOTE 9 — OTHER CHARGES

      General and administrative expenses during the nine-months ended September 30, 2003, include $2.7 million of items that primarily relate to the proposed merger with Gaylord and the move of the Company’s corporate headquarters from Memphis, Tennessee to Destin, Florida. During the nine-months ended September 30, 2002, general and administrative expenses include $1.1 million of items that are primarily professional fees resulting from the Company’s evaluation of Gaylord’s 2002 proposal to acquire the Company, employee-related matters and a study to explore financing and strategic growth alternatives. During the fourth quarter of 2002, liabilities were recorded related to certain senior management changes and announced office closings. During the nine-months ended September 30, 2003, interest and other expense, net includes $36,000 in implied interest expense on the long-term portion of the accrual. The following table summarizes all activities related to these other charges:

	Employee	Office Closings	Gaylord
(in thousands)	Related Items	and Other Misc.	Merger	Total

Accrual at December 31, 2002	$1,980	$610	$—	$2,590
Nine-months ended September 30, 2003 expenses	30	1,015	1,665	2,710
Less: Cash payments	(953)	(1,248)	(143)	(2,344)

Accrual at September 30, 2003	1,057	377	1,522	2,956
Less: Current portion	(478)	(85)	(1,522)	(2,085)

Long-term portion of accrual	$579	$292	$—	$871

NOTE 10 — SEGMENT REPORTING

      With the quarter ended March 31, 2003, the Company’s management began allocating all corporate expenses to each of the Company’s property management and First Resort Software operations. The Corporate expenses are being allocated pro rata to each operation based on total revenues for the period. We believe that this allocation method is the most appropriate given the nature of our operations. This change was made as the Company began the relocation of its Corporate headquarters to Destin, Florida and due to the continued centralization of support functions for all operations. Based on this change, the Company has two reportable segments. All goodwill is allocated to the Property Management segment. Prior to this change, Corporate expenses were not allocated to the Property Management segment. The following table presents the revenues, operating income and assets of our reportable segments, with reclassified 2002 data presented for comparative purposes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2002	2003	2002	2003

Revenues
Property management	$57,339	$57,513	$153,823	$151,071
First Resort Software	646	647	2,034	2,116

	$57,985	$58,160	$155,857	$153,187

Operating income (loss)
Property management	$10,727	$9,638	$21,397	$16,957
First Resort Software	(401)	(144)	(527)	(167)

	$10,326	$9,494	$20,870	$16,790

	December 31,	September 30,
(in thousands)	2002	2003

Assets
Property management	$267,921	$271,126
First Resort Software	5,632	5,362

	$273,553	$276,488

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      ResortQuest is one of the leading providers of vacation condominium and home rental property management services in premier destination resorts located in the United States and Canada. We have developed the first and only branded international network of vacation rental properties and currently offer management services to over 19,000 rental properties. Our operations are in more than 50 premier resort locations in the Beach, Hawaii, Mountain and Desert geographical regions.

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

      As announced on August 5, 2003, the Company entered into a definitive agreement to merge with Gaylord Entertainment Company (“Gaylord”) in a stock-for-stock acquisition. Under the terms of the definitive agreement, the Company’s stockholders will receive 0.275 shares of Gaylord common stock for each outstanding share of Company common stock. The Company will become a wholly-owned subsidiary of Gaylord, and the Company’s stockholders will own approximately 14% of the outstanding shares of capital stock of the combined company. Gaylord is expected to retire the outstanding indebtedness of the Company upon the completion of the merger. The transaction has received the necessary regulatory approvals, and both companies have scheduled special meetings of their shareholders for November 18, 2003 to vote on the transaction. The Company expects the transaction to close in the fourth quarter of this year.

Results of Operations

      Our operating results are highly seasonal due to the geographical dispersion of the resort locations in which we operate. The results of operations are subject to quarterly fluctuations caused primarily by the seasonal variations in the vacation rental and property management industry, with peak seasons dependent on whether the resort is primarily a summer or winter destination. Our financial results will be discussed on a consolidated basis, but due to the seasonal nature of our operations, our results will also be discussed by geographic region with our technology operations being discussed under First Resort Software. With the period ended March 31, 2003, the Company’s management began allocating Corporate expenses to each of the Company’s property management and technology operations. The Corporate expenses are being allocated to each operation based on total revenues for the period being discussed. This change was made as the Company began the relocation of its Corporate operations to Destin, Florida and due to the continued centralization of support functions for all operations.

Consolidated

      The following table sets forth the condensed consolidated results of operations for the three and nine months ended September 30, 2002 and 2003.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2002		2003		2002		2003

Revenues	$57,985	100.0%	$58,160	100.0%	$155,857	100.0%	$153,187	100.0%
Direct operating expenses	22,996	39.7	22,736	39.1	64,220	41.2	64,472	42.1
General and administrative expenses	13,304	22.9	14,134	24.3	38,963	25.0	38,833	25.4
Other expenses from managed entities	9,589	16.5	10,099	17.4	27,072	17.4	28,062	18.3

Operating income before depreciation	12,096	20.9	11,191	19.2	25,602	16.4	21,820	14.2
Depreciation	1,770	3.1	1,697	2.9	4,732	3.0	5,030	3.3

Operating income	10,326	17.8	9,494	16.3	20,870	13.4	16,790	10.9
Interest and other expense, net	1,622	2.8	2,459	4.2	4,453	2.9	6,306	4.1
Provision for income taxes	3,264	5.6	3,847	6.6	6,156	3.9	5,266	3.4

Income before the cumulative effect of a change in accounting principle	$5,440	9.4%	$3,188	5.5%	$10,261	6.6%	$5,218	3.4%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002 — Consolidated

      Revenues. Revenues increased $175,000, or 0.3% from $58.0 million in 2002 to $58.2 million in 2003. Excluding other revenues from managed entities, revenues decreased $335,000, or 1%, from $48.4 million in 2002 to $48.1 million in 2003, primarily due to a decline in real estate and other revenues driven by a decline in real estate brokerage commissions resulting from a continued softness in real estate sales in high-end resort markets.

      Direct operating expenses. Direct operating expenses remained relatively flat in 2003 when compared to 2002, primarily due to relatively flat revenues from our management operations. As a percentage of revenues, direct operating expenses decreased 0.6 points primarily due to the increase in revenues.

      General and administrative expenses. General and administrative expenses increased $830,000, or 6%, from $13.3 million in 2002 to $14.1 million in 2003. Excluding the $2.0 million in 2003 other charges related to Gaylord transaction costs and the relocation of the Corporate operations to Destin, Florida, from Memphis, Tennessee, and the $625,000 in other charges recorded in 2002, general and administrative expenses decreased $561,000, or 4%, from $12.7 million in 2002 to $12.1 million in 2003, primarily due to cost reduction initiatives and the centralization of accounting in Florida. The 2002 other charges primarily represent professional fees resulting from Gaylord’s earlier proposal to acquire the Company. As a percentage of revenues, general and administrative expenses increased 1.4 points, primarily due to the other charges.

      Other expenses from managed entities. Other expenses from managed entities increased $510,000, or 5%, from $9.6 million in 2002 to $10.1 million in 2003. These expenses are reimbursed at our cost by the entities under our management. The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities increased 0.9 points.

      Depreciation. Depreciation decreased $73,000, or 4%, from $1.8 million in 2002 to $1.7 million in 2003, primarily due to lower depreciation on our First Resort Software development costs as a result of a fourth quarter 2002 impairment write-down on these development costs. As a percentage of revenues, depreciation decreased 0.2 points due to the decrease in depreciation expense.

      Interest and other expense, net. Interest and other expense, net of interest income, increased $837,000, or 52%, from $1.6 million in 2002 to $2.5 million in 2003, primarily due to increased average debt levels, an increased weighted average borrowing rate and the amortization of a 2003 debt amendment fee. As a percentage of revenues, interest and other expense, net increased 1.4 points, primarily due to the increase in borrowing costs.

      Provision for income taxes. Provision for income taxes increased $583,000, or 18%, from $3.3 million in 2002 to $3.8 million in 2003, primarily due to an increase in our effective income tax rate.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002 — Consolidated

      Revenues. Revenues decreased $2.7 million, or 2%, from $155.9 million in 2002 to $153.2 million in 2003. Excluding other revenues from managed entities, revenues decreased $3.7 million, or 3%, from $128.8 million in 2002 to $125.1 million in 2003, primarily due to a $1.3 million decline in real estate and other revenues driven by a decline in real estate brokers commissions resulting from a continued decline in real estate sales in high-end resort markets, and a 1.9% decrease in gross lodging revenues driven by a 1.5 point decrease in occupancy that was a result of the general decline in leisure travel resulting from the war in Iraq and the state of the economy during the early part of 2003.

      Direct operating expenses. Direct operating expenses increased $252,000, or 0.4%, from $64.2 million in 2002 to $64.5 million in 2003, primarily due to increased labor costs and travel intermediary fees during the first quarter of 2003 in our Mountain region. As a percentage of revenues, direct operating expenses increased 0.9 points primarily due to these increased costs and the decrease in revenues.

      General and administrative expenses. General and administrative expenses decreased $130,000, or 0.3%, from $39.0 million in 2002 to $38.8 million in 2003. Excluding the $2.7 million in other charges recorded in 2003 related to Gaylord transaction costs and the relocation of the Corporate headquarters from Memphis, Tennessee to Destin, Florida, and the $1.1 million in other charges recorded in 2002, general and administrative expenses decreased $1.7 million, or 5%, from $37.8 million in 2002 to $36.1 million in 2003, primarily due to cost reduction initiatives and the centralization of accounting in Florida. The 2002 other charges primarily represent professional fees resulting from employee-related matters and Gaylord’s earlier proposal to acquire the Company. As a percentage of revenues, general and administrative expenses increased 0.4 points due to the other charges.

      Other expenses from managed entities. Other expenses from managed entities increased $990,000, or 4%, from $27.1 million in 2002 to $28.1 million in 2003, due to an increase in payroll for managed entities. These expenses are reimbursed at our cost by the entities under our management. The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities increased 0.9 points, primarily due to the decrease in revenues.

      Depreciation. Depreciation increased $298,000, or 6%, from $4.7 million in 2002 to $5.0 million in 2003, primarily due to increased technology capital expenditures. As a percentage of revenues, depreciation increased 0.3 points due to the increase in technology capital expenditures.

      Interest and other expense, net. Interest and other expense, net of interest income, increased $1.9 million, or 42%, from $4.5 million in 2002 to $6.3 million in 2003, primarily due to increased average debt levels, an increased weighted average borrowing rate and the amortization of a 2003 debt amendment fee. As a percentage of revenues, interest and other expense, net increased 1.2 points, primarily due to the increase in borrowing costs.

      Provision for income taxes. Provision for income taxes decreased $890,000, or 14%, from $6.2 million in 2002 to $5.3 million in 2003, primarily due to a decline in taxable income.

Beach

      The following table sets forth the condensed consolidated results of operations for the three and nine months ended September 30, 2002 and 2003 for our Beach operations in Gulf Shores, Alabama; Bethany Beach, Delaware; Anna Maria Island, Beaches of South Walton, Bonita Springs, Bradenton, Captiva Island, Destin, Fort Myers, Fort Myers Beach, Fort Walton Beach, Lido Key, Longboat Key, Marco Island, Naples, Navarre Beach, New Port Richey, Okaloosa Island, Orlando, Panama City, Pensacola, Perdido Key, Sanibel Island, Sarasota, Siesta Key, Vanderbilt Beach and Venice, Florida; St. Simons Island, Georgia; Nantucket, Massachusetts; Outer Banks, North Carolina; and Hilton Head Island, South Carolina.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2002		2003		2002		2003

Revenues	$36,615	100.0%	$36,413	100.0%	$83,238	100.0%	$81,944	100.0%
Direct operating expenses	14,987	40.9	14,983	41.2	37,816	45.5	37,862	46.2
General and administrative expenses	7,429	20.3	8,020	22.0	20,172	24.2	20,043	24.5
Other expenses from managed entities	1,953	5.4	2,121	5.8	4,698	5.6	5,285	6.4

Operating income before depreciation	12,246	33.4	11,289	31.0	20,552	24.7	18,754	22.9
Depreciation	847	2.3	887	2.4	2,338	2.8	2,497	3.1

Operating income	$11,399	31.1%	$10,402	28.6%	$18,214	21.9%	$16,257	19.8%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002 — Beach

      Revenues. Revenues decreased $202,000, or 1%, from $36.6 million in 2002 to $36.4 million in 2003. Excluding other revenues from managed entities, revenues decreased $370,000, or 1%, from $34.7 million in 2002 to $34.3 million in 2003, primarily due to a 2.8% decrease in gross lodging revenues driven by a 3.0% decrease in units under management.

      Direct operating expenses. Direct operating expenses remained relatively flat in 2003 when compared to 2002. As a percentage of revenues, direct operating expenses remained relatively flat.

      General and administrative expenses. General and administrative expenses increased $591,000, or 8%, from $7.4 million in 2002 to $8.0 million in 2003 due to the Beach’s proportionate allocation of the $2.0 million in other charges. As a percentage of revenues, general and administrative expenses increased 1.7 points due to this allocation.

      Other expenses from managed entities. Other expenses from managed entities increased $168,000, or 9%, from $2.0 million in 2002 to $2.1 million in 2003, due to an increase in payroll for managed entities. These expenses are reimbursed at our cost by the entities under our management. The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities increased 0.4 points due to the increase in payroll for managed entities.

      Depreciation. Depreciation increased $40,000, or 5%, from $847,000 in 2002 to $887,000 in 2003, primarily due to the opening of our regional laundry facility in 2002 in Florida and other corporate capital expenditures. As a percentage of revenues, depreciation remained relatively flat.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002 — Beach

      Revenues. Revenues decreased $1.3 million, or 2%, from $83.2 million in 2002 to $81.9 million in 2003. Excluding other revenues from managed entities, revenues decreased $1.9 million, or 2%, from $78.6 million in 2002 to $76.7 million in 2003, primarily due to a 4.1% decrease in gross lodging revenues driven by a 3.0% decrease in units under management and a 3.6 point decrease in occupancy that was a result of the general decline in leisure travel resulting from the war in Iraq and the state of the economy during the early part of 2003.

      Direct operating expenses. Direct operating expenses remained relatively flat in 2003 when compared to 2002. As a percentage of revenues, direct operating expenses remained relatively flat.

      General and administrative expenses. General and administrative expenses remained relatively flat in 2003 when compared to 2002 primarily due to cost reduction initiatives that offset the Beach’s proportionate allocation of the $2.7 million in other charges. As a percentage of revenues, general and administrative expenses remained relatively flat.

      Other expenses from managed entities. Other expenses from managed entities increased $587,000, or 13%, from $4.7 million in 2002 to $5.3 million in 2003, due to an increase in payroll for managed entities. These expenses are reimbursed at our cost by the entities under our management. The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities increased 0.7 points, primarily due to the decrease in revenues.

      Depreciation. Depreciation remained relatively flat in 2003 when compared to 2002. As a percentage of revenues, depreciation remained relatively flat.

Hawaii

      The following table sets forth the condensed consolidated results of operations for the three and nine months ended September 30, 2002 and 2003 for our Hawaiian operations on the islands of Hawaii, Kauai, Maui and Oahu.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2002		2003		2002		2003

Revenues	$13,962	100.0%	$14,661	100.0%	$39,837	100.0%	$40,616	100.0%
Direct operating expenses	2,040	14.6	2,254	15.4	5,959	15.0	6,505	16.0
General and administrative expenses	2,990	21.4	3,396	23.2	9,252	23.2	9,418	23.2
Other expenses from managed entities	7,465	53.5	7,876	53.7	21,795	54.7	22,269	54.8

Operating income before depreciation	1,467	10.5	1,135	7.7	2,831	7.1	2,424	6.0
Depreciation	253	1.8	229	1.5	779	1.9	703	1.8

Operating income	$1,214	8.7%	$906	6.2%	$2,052	5.2%	$1,721	4.2%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002 — Hawaii

      Revenues. Revenues increased $699,000, or 5%, from $14.0 million in 2002 to $14.7 million in 2003. Excluding other revenues from managed entities, revenues increased $288,000, or 4%, from $6.5 million in 2002 to $6.8 million in 2003, primarily due to a 10.1% increase in gross lodging revenues driven by an 11.3 point increase in occupancy that offset the 5.4% decrease in units under management.

      Direct operating expenses. Direct operating expenses increased $214,000, or 10%, from $2.0 million in 2002 to $2.3 million in 2003, primarily due to increased labor costs. As a percentage of revenues, direct operating expenses increased 0.8 points due to these cost increases.

      General and administrative expenses. General and administrative expenses increased $406,000, or 14%, from $3.0 million in 2002 to $3.4 million in 2003, primarily due to Hawaii’s proportionate allocation of the $2.0 million in other charges. As a percentage of revenues, general and administrative expenses increased 1.8 points due to this allocation.

      Other expenses from managed entities. Other expenses from managed entities increased $411,000, or 6%, from $7.5 million in 2002 to $7.9 million in 2003, due to an increase in payroll for managed entities. These expenses are reimbursed at our cost by the entities under our management. The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities increased 0.2 points.

      Depreciation. Depreciation decreased $24,000, or 9%, from $253,000 in 2002 to $229,000 in 2003. As a percentage of revenues, depreciation remained relatively flat.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002 — Hawaii

      Revenues. Revenues increased $779,000, or 2%, from $39.8 million in 2002 to $40.6 million in 2003. Excluding other revenues from managed entities, revenues increased $305,000, or 2%, from $18.0 million in 2002 to $18.3 million in 2003, primarily due to a 6.8% increase in gross lodging revenues driven by a 3.8 point increase in occupancy and a 4.6% increase in ADR that offset the 5.4% decrease in units under management.

      Direct operating expenses. Direct operating expenses increased $546,000, or 9%, from $6.0 million in 2002 to $6.5 million in 2003, primarily due to increased labor costs. As a percentage of revenues, direct operating expenses increased 1.0 point due to these cost increases.

      General and administrative expenses. General and administrative expenses increased $166,000, or 2%, from $9.2 million in 2002 to $9.4 million in 2003, primarily due to Hawaii’s proportionate allocation of the $2.7 million in other charges. As a percentage of revenues, general and administrative expenses remained relatively flat.

      Other expenses from managed entities. Other expenses from managed entities increased $474,000, or 2%, from $21.8 million in 2002 to $22.3 million in 2003. These expenses are reimbursed at our cost by the entities under our management. The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities remained relatively flat.

      Depreciation. Depreciation decreased $76,000, or 10%, from $779,000 in 2002 to $703,000 in 2003. As a percentage of revenues, depreciation remained relatively flat.

Mountain

      The following table sets forth the condensed consolidated results of operations for the three and nine months ended September 30, 2002 and 2003 for our Mountain operations in Whistler, British Columbia; Aspen, Breckenridge, Crested Butte, Dillon, Keystone, Snowmass Village, Steamboat Springs and Telluride, Colorado; Sun Valley, Idaho; Big Sky, Montana; Mt. Bachelor and Sunriver, Oregon; Gatlinburg and Pigeon Forge, Tennessee; and The Canyons, Deer Valley and Park City, Utah.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2002		2003		2002		2003

Revenues	$6,511	100.0%	$6,118	100.0%	$28,606	100.0%	$26,681	100.0%
Direct operating expenses	5,152	79.1	4,836	79.0	17,812	62.3	17,814	66.8
General and administrative expenses	2,396	36.8	2,279	37.3	7,952	27.8	7,836	29.4
Other expenses from managed entities	171	2.7	102	1.7	579	2.0	508	1.8

Operating income (loss) before depreciation	(1,208)	(18.6)	(1,099)	(18.0)	2,263	7.9	523	2.0
Depreciation	297	4.5	329	5.3	1,056	3.7	1,108	4.2

Operating income (loss)	$(1,505)	(23.1)%	$(1,428)	(23.3)%	$1,207	4.2%	$(585)	(2.2)%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002 — Mountain

      Revenues. Revenues decreased $393,000, or 6%, from $6.5 million in 2002 to $6.1 million in 2003. Excluding other revenues from managed entities, revenues decreased $324,000, or 5%, from $6.3 million in 2002 to $6.0 million in 2003, primarily due to a $127,000 decline in net real estate sales commissions and a 4.6% decrease in gross lodging revenues driven by a 1.0 point decrease in occupancy. The decline in real estate sales commissions was concentrated in our Aspen, Colorado market, which is a high-end market that has been especially impacted by the war in Iraq and the state of the economy. The profitability of the Mountain operations has deteriorated, primarily due to year-over-year declines in occupancy and reduced real estate sales commissions. Should this negative trend continue, it may result in a future impairment of the goodwill of the Mountain operations. Reviews for impairment are performed by management as prescribed under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”

      Direct operating expenses. Direct operating expenses decreased $316,000, or 6%, from $5.2 million in 2002 to $4.8 million in 2003, primarily due to cost reduction initiatives. As a percentage of revenues, direct operating expenses remained relatively flat.

      General and administrative expenses. General and administrative expenses decreased $117,000 or 5%, from $2.4 million in 2002 to $2.3 million in 2003, primarily due to cost reduction initiatives that were partially offset by the Mountain’s proportionate allocation of the $2.0 million in other charges. As a percentage of revenues, general and administrative expenses increased 0.5 points, primarily due to the decrease in revenues.

      Other expenses from managed entities. Other expenses from managed entities decreased $69,000, or 40%, from $171,000 in 2002 to $102,000 in 2003, due to a decrease in payroll for managed entities. These expenses are reimbursed at our cost by the entities under our management. The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities decreased 1.0 point, primarily due to the decrease in revenues.

      Depreciation. Depreciation increased $32,000, or 11%, from $297,000 in 2002 to $329,000 in 2003. As a percentage of revenues, depreciation increased 0.8 points, primarily due to the decrease in revenues.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002 — Mountain

      Revenues. Revenues decreased $1.9 million, or 7%, from $28.6 million in 2002 to $26.7 million in 2003. Excluding other revenues from managed entities, revenues decreased $1.8 million, or 7%, from $28.6 million in 2002 to $26.2 million in 2003, primarily due to an $843,000 decline in net real estate sales commissions and a 10.8% decrease in gross lodging revenues driven by a 4.3 point decrease in occupancy. The decline in real estate sales commissions was concentrated in our Aspen, Colorado market, which is a high-end market that has been especially impacted by the war in Iraq and the state of the economy. The profitability of the Mountain operations has deteriorated, primarily due to year-over-year declines in occupancy. Should this negative trend continue, it may result in a future impairment of the goodwill of the Mountain operations. Reviews for impairment are performed by management as prescribed under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”

      Direct operating expenses. Direct operating expenses remained relatively flat when comparing 2003 to 2002. As a percentage of revenues, direct operating expenses increased 4.5 points, primarily due to the decrease in revenues.

      General and administrative expenses. General and administrative expenses decreased $116,000, or 1%, from $7.9 million in 2002 to $7.8 million in 2003, primarily due to cost reduction initiatives that were partially off-set by the Mountain’s proportionate allocation of the $2.7 million in other charges. As a percentage of revenues, general and administrative expenses increased 4.5 points due to the decrease in revenues.

      Other expenses from managed entities. Other expenses from managed entities decreased $71,000, or 12%, from $579,000 in 2002 to $508,000 in 2003, due to a decrease in payroll for managed entities. These expenses are reimbursed at our cost by the entities under our management. The reimbursements for these amounts are reflected in revenues. As a percentage of revenues, other expenses from managed entities remained relatively flat.

      Depreciation. Depreciation increased $52,000, or 5%, from $1.0 million in 2002 to $1.1 million in 2003. As a percentage of revenues, depreciation increased 0.5 points.

Desert

      The following table sets forth the condensed consolidated results of operations for the three and nine months ended September 30, 2002 and 2003 for our Desert operations in Phoenix, Scottsdale and Tucson, Arizona; and Palm Desert, California.

	Three Months Ended Sept. 30,				Nine Months Ended Sept. 30,
(dollars in thousands)	2002		2003		2002		2003

Revenues	$251	100.0%	$321	100.0%	$2,144	100.0%	$1,830	100.0%
Direct operating expenses	337	134.2	319	99.4	1,210	56.4	1,320	72.1
General and administrative expenses	279	111.2	228	71.0	916	42.7	884	48.3
Other expenses from managed entities	—	—	—	—	—	—	—	—

Operating income (loss) before depreciation	(365)	(145.4)	(226)	(70.4)	18	0.9	(374)	(20.4)
Depreciation	15	6.0	16	5.0	64	3.0	62	3.4

Operating loss	$(380)	(151.4)%	$(242)	(75.4)%	$(46)	(2.1)%	$(436)	(23.8)%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002 — Desert

      Revenues. Revenues increased $70,000, or 28%, from $251,000 in 2002 to $321,000 in 2003, primarily due to a 1.1% increase in gross lodging revenues driven by a 2.5 point increase in occupancy and a 10.4% increase in units under management.

      Direct operating expenses. Direct operating expenses decreased $18,000, or 5%, from $337,000 in 2002 to $319,000 in 2003, primarily due to cost reduction initiatives. As a percentage of revenues, direct operating expenses decreased 34.8 points due to the decreased costs and increased revenues.

      General and administrative expenses. General and administrative expenses decreased $51,000, or 18%, from $279,000 in 2002 to $228,000 in 2003, primarily due to staff reductions. As a percentage of revenues, general and administrative expenses decreased 40.2 points due to these reductions.

      Other expenses from managed entities. These operations do not have any arrangements with managed entities to receive reimbursement for any payroll related costs.

      Depreciation. Depreciation remained relatively flat in 2003 when compared to 2002. As a percentage of revenues, depreciation remained relatively flat.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002 — Desert

      Revenues. Revenues decreased $314,000, or 15%, from $2.1 million in 2002 to $1.8 million in 2003, primarily due to a 25.1% decrease in gross lodging revenues driven by a 6.0 point decrease in occupancy that was a result of the general decline in leisure travel due to the war in Iraq and the state of the economy earlier in 2003.

      Direct operating expenses. Direct operating expenses increased $110,000, or 9%, from $1.2 million in 2002 to $1.3 million in 2003, primarily due to increased marketing costs earlier in 2003. As a percentage of revenues, direct operating expenses increased 15.7 points due to the increased costs and decreased revenues.

      General and administrative expenses. General and administrative expenses decreased $32,000, or 3%, from $916,000 in 2002 to $884,000 in 2003, primarily due to cost reduction initiatives. As a percentage of revenues, general and administrative expenses increased 5.6 points, primarily due to the decrease in revenues.

      Other expenses from managed entities. These operations do not have any arrangements with managed entities to receive reimbursement for any payroll related costs.

      Depreciation. Depreciation remained relatively flat in 2003 when compared to 2002. As a percentage of revenues, depreciation remained relatively flat.

First Resort Software

      The following table sets forth the condensed consolidated results of operations for the three and nine months ended September 30, 2002 and 2003 for our First Resort Software operations.

	Three Months Ended Sept. 30,				Nine Months Ended Sept. 30,
(dollars in thousands)	2002		2003		2002		2003

Revenues	$646	100.0%	$647	100.0%	$2,034	100.0%	$2,116	100.0%
Direct operating expenses	480	74.3	344	53.7	1,423	70.0	971	45.9
General and administrative expenses	210	32.5	211	32.6	671	33.0	652	30.8
Other expenses from managed entities	—	—	—	—	—	—	—	—

Operating income (loss) before depreciation	(44)	(6.8)	92	14.2	(60)	(3.0)	493	23.3
Depreciation	358	55.7	236	36.5	495	24.3	660	31.2

Operating loss	$(402)	(62.5)%	$(144)	(22.3)%	$(555)	(27.3)%	$(167)	(7.9)%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002 — First Resort Software

      Revenues. Revenues remained relatively flat in 2003 when compared to 2002.

      Direct operating expenses. Direct operating expenses decreased $136,000, or 28%, from $480,000 in 2002 to $344,000 in 2003, primarily due to a reorganization of the technology operations. This reorganization involving staff reductions and a realignment of responsibilities took place at the end of 2002 with the naming of the Company’s new chief information officer. As a percentage of revenues, direct operating expenses decreased 21.1 points, primarily due to the reorganization.

      General and administrative expenses. General and administrative expenses remained relatively flat in 2003 when compared to 2002. As a percentage of revenues, general and administrative expenses remained relatively flat.

      Other expenses from managed entities. These operations do not have any arrangements with managed entities to receive reimbursement for any payroll related costs.

      Depreciation. Depreciation decreased $122,000, or 34%, from $358,000 in 2002 to $236,000 in 2003. As a percentage of revenues, depreciation decreased 19.2 points.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002 — First Resort Software

      Revenues. Revenues increased $82,000, or 4%, from $2.0 million in 2002 to $2.1 million in 2003, primarily due to increased software sales and service fee revenues in the three month period ended March 31, 2003.

      Direct operating expenses. Direct operating expenses decreased $452,000, or 32%, from $1.4 million in 2002 to $971,000 in 2003, primarily due to the reorganization of the technology operations. This reorganization took place at the end of 2002 with the naming of the Company’s new chief information officer. As a percentage of revenues, direct operating expenses decreased 24.1 points, primarily due to the reorganization and increased revenues.

      General and administrative expenses. General and administrative expenses remained relatively flat in 2003 when compared to 2002. As a percentage of revenues, general and administrative expenses decreased 2.2 points, primarily due to the reorganization of the technology operations.

      Other expenses from managed entities. These operations do not have any arrangements with managed entities to receive reimbursement for any payroll related costs.

      Depreciation. Depreciation increased $165,000, or 34%, from $495,000 in 2002 to $660,000 in 2003. As a percentage of revenues, depreciation increased 6.9 points.

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

      We used $3.9 million of cash in operating activities for the nine months ended September 30, 2003, primarily due to decreases in deferred revenue and property owner payables and increases in accounts receivables, partially offset by the change in deferred taxes. Cash used in investing activities was approximately $4.5 million for the nine months ended September 30, 2003, primarily representing expenditures for software development and for purchases of property and equipment. The majority of these costs represent our continued capital investment in technology initiatives. For the nine months ended September 30, 2003, cash provided by financing activities totaled $8.8 million and primarily related to net borrowings on our credit facility.

      As announced on August 5, 2003, the Company entered into a definitive agreement to merge with Gaylord in a stock-for-stock acquisition. Gaylord is expected to retire the outstanding indebtedness of the Company upon the completion of the merger. The transaction has received necessary regulatory approvals, and both companies have scheduled special meetings of their shareholders for November 18, 2003 to vote on the transaction. The Company expects the transaction to close in the fourth quarter of this year.

      As part of this transaction and during the period prior to closing, Gaylord has provided the Company up to $10.0 million under a non-revolving line of credit and a $5.0 million letter of credit. The non-revolving line of credit bears interest at 10.5% per annum, is unsecured and subordinated to the Company’s existing debt, and is used for general working capital purposes. Given the Company’s liquidity needs as a result of reduced cash flow due to the seasonal slow down in guest deposits and shorter reservation lead times, the Company utilized this line of credit to maintain adequate working capital during November. As of November 12, 2003, the Company had borrowed $2.5 million under this non-revolving line of credit.

      Effective September 5, 2003 the Company and the Company’s previous credit card processor agreed to terminate their relationship. The processor had required a $5.0 million reserve account be put in place in the form of a letter of credit, cash or a third party guarantee. Gaylord secured a $5.0 million letter of credit on the Company’s behalf on August 18, 2003. The Company retained Gaylord’s credit card processor on September 11, 2003, and such processor has not required a reserve account or a letter of credit.

      At September 30, 2003, we had approximately $15.8 million in cash, of which $14.5 million represents cash held in escrow. The cash held in escrow is released at varying times in accordance with state regulations, generally based upon the guest stay or, in the case of real estate sales deposits, when the property is sold. At September 30, 2003, we had a working capital deficit of $98.3 million and up to $1.6 million, subject to certain restrictions, available under our credit facility and $10.0 million available under our non-revolving line of credit with Gaylord. Total current liabilities include the $33.9 million in borrowings under the credit facility due January 2004 and $50.0 million in senior notes due June 2004.

      The execution of the merger agreement constituted an event of default under the Company’s credit agreement, which default was waived by the lenders under the credit agreement. The Company is required under the senior note purchase agreement to offer to repurchase the senior notes at par on the effective date of the merger. On August 6, 2003, the Company made such offer to repurchase the senior notes. Such offer was not accepted and the Company intends to exercise its rights to pre-pay the notes, including a $2.2 million pre-payment fee. The pre-payment date of the senior notes is expected to be the closing date of the merger with Gaylord.

      Our credit facility and senior notes mature during 2004. As of September 30, 2003, the Company has received a forbearance or a waiver on all financial covenants under our existing borrowing agreements other than the closing of the merger with Gaylord. The credit facility and senior notes are expected to be paid by Gaylord at the effective time of the merger. If the merger with Gaylord is not completed, we would seek to refinance or negotiate an extension of the maturity of our credit facility and senior notes. If the merger is not completed and the Company is unable to refinance or extend the maturities of the credit facility or the senior notes, it would have a material adverse effect on the Company (see “Factors That May Affect Future Results”).

Registration and Equity Offerings

      We have registered 8.0 million shares of common stock through various shelf registration statement filings. As of September 30, 2003, we had issued 3,289,487 shares under these shelf registration statements in connection with acquisitions.

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

Non-compete and Employment Agreements

      We have entered into non-compete agreements with many of the former owners of the companies that now comprise ResortQuest. These non-compete agreements are generally three to five years in length effective the day the operations are merged with ResortQuest. Additionally, we have entered into employment agreements with many of these former owners, all senior corporate officers and several other key employees. Among other things, these agreements allow for severance payments and some include acceleration of stock option awards upon a change in control of ResortQuest, as defined under the agreements. Effective August 4, 2003, the Company entered into amendments to its employment agreements with each of James S. Olin, Chief Executive Officer and President; L. Park Brady, Sr. V.P. and Chief Operating Officer; J. Mitchell Collins, Exec. V.P. and Chief Financial Officer; John W. McConomy, Sr. V.P. and General Counsel; Stephen D. Caron, Sr. V.P. and Chief Information Officer; and Robert Adams, Sr. V.P. and Chief Marketing Officer, providing that: i) if at any time during the period commencing on June 15, 2003 and ending on June 15, 2004, following a change of control or at any time during the one hundred fifty (150)-day period prior to a change of control, the executive’s employment is terminated by the Company Without Cause or by the executive for Good Reason, as defined in the employment agreements, in addition to the compensation entitled to be received pursuant to the executive’s employment agreement, the executive will receive an additional lump sum amount equal to one and one-half times the executive’s base salary; and ii) the executive will be reimbursed for any excise taxes that the executive may incur as a result of payments made to the executive pursuant to their employment agreements upon the termination of their employment. In addition to the above provisions, the amendment to Mr. Olin’s employment agreement provides that certain obligations as set forth in Section 3(d) and 5(e) of his employment agreement shall survive the termination of his employment agreement. As of September 30, 2003, the maximum amount of compensation that would have been payable under all agreements if a change in control occurred and the executive was terminated would have been approximately $10.8 million. However, in conjunction with the Company’s acquisition by Gaylord, new employment agreements have been reached with Messrs. Adams, Brady, Caron, Collins, McConomy, Olin and other key employees. As a result of these new agreements, severance and other costs relating to other employees, the expected amount that will be payable upon the closing of the Gaylord transaction is approximately $3.0 million.

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

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as “special purpose entities.” Companies are required to apply the provision of FIN 46 prospectively for all variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. All interests acquired before February 1, 2003 must follow the new rules in accounting periods ending after December 15, 2003. The Company adopted this interpretation in the first quarter of 2003. Adoption of this interpretation did not have a material impact on our financial position or results of operations.

      In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for periods beginning after June 15, 2003; however, portions of this statement have been deferred indefinitely by the FASB. The Company does not expect that the adoption of Statement No. 150 will have a material effect on its consolidated financial statements.

ResortQuest International, Inc.
Performance Statistics
Total System (2)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002	2003	VAR		2002	2003	VAR

Beach
Gross Lodging Revenues(1)	$87,258	$84,817	(2.8)%		$180,696	$173,249	(4.1)%
Occupancy	55.3%	54.0%	(1.3	)pts	53.0%	49.4%	(3.6	)pts
ADR	$217.27	$220.16	1.3%		$164.22	$170.48	3.8%
RevPAU	$120.26	$118.93	(1.1)%		$86.97	$84.28	(3.1)%
Total Units	9,361	9,077	(3.0)%		9,361	9,077	(3.0)%
Hawaii
Gross Lodging Revenues(1)	$37,952	$41,791	10.1%		$108,013	$115,341	6.8%
Occupancy	70.6%	81.9%	11.3	pts	72.5%	76.3%	3.8	pts
ADR	$113.57	$112.32	(1.1)%		$108.40	$113.44	4.6%
RevPAU	$80.13	$91.99	14.8%		$78.55	$86.56	10.2%
Total Units	5,508	5,209	(5.4)%		5,508	5,209	(5.4)%
Mountain
Gross Lodging Revenues(1)	$9,523	$9,081	(4.6)%		$47,247	$42,123	(10.8)%
Occupancy	33.5%	32.5%	(1.0	)pts	35.4%	31.1%	(4.3	)pts
ADR	$117.30	$118.36	0.9%		$178.13	$179.47	0.8%
RevPAU	$39.24	$38.42	(2.1)%		$63.09	$55.84	(11.5)%
Total Units	3,230	3,079	(4.7)%		3,230	3,079	(4.7)%
Desert
Gross Lodging Revenues(1)	$525	$531	1.1%		$5,238	$3,923	(25.1)%
Occupancy	24.7%	27.2%	2.5	pts	41.8%	35.8%	(6.0	)pts
ADR	$57.18	$59.06	3.3%		$111.55	$118.73	6.4%
RevPAU	$14.11	$16.05	13.7%		$46.68	$42.53	(8.9)%
Total Units	434	479	10.4%		434	479	10.4%
Total
Gross Lodging Revenues(1)	$135,258	$136,220	0.7%		$341,194	$334,636	(1.9)%
Occupancy	55.9%	58.7%	2.8	pts	55.8%	54.3%	(1.5	)pts
ADR	$163.72	$161.58	(1.3)%		$141.64	$145.44	2.7%
RevPAU	$91.45	$94.80	3.7%		$79.09	$79.02	(0.1)%
Total Units	18,533	17,844	(3.7)%		18,533	17,844	(3.7)%

(1)	Lodging revenues are in thousands and represent the total rental charged to property rental customers. Our revenue represents from 3% to over 40% of the lodging revenues based on the services provided by us.

(2)	Total system statistics include all exclusive management contracts from the period under management through September 30, 2002 and September 30, 2003. Excluded from these statistics are non- exclusive management contracts which approximated 1,500 units as of September 30, 2002 and of September 30, 2003. Also excluded from these statistics are owner use nights and renovation nights which were approximately 12.8% of gross available nights in the three months ended September 30, 2002, 11.6% of gross available nights in the three months ended September 30, 2003, 13.5% of gross available nights in the nine months ended September 30, 2002 and 13.4% of gross available nights in the nine months ended September 30, 2003.

ResortQuest International, Inc.
Performance Statistics
Same-Store (2)

	Three Months Ended Sept. 30,				Nine Months Ended Sept. 30,
	2002	2003	VAR		2002	2003	VAR

Beach
Gross Lodging Revenues(1)	$86,790	$84,817	(2.3)%		$180,000	$173,249	(3.8)%
Occupancy	55.2%	54.0%	(1.2	)pts	53.0%	49.4%	(3.6	)pts
ADR	$218.61	$220.16	0.7%		$165.06	$170.48	3.3%
RevPAU	$120.65	$118.93	(1.4)%		$87.43	$84.28	(3.6)%
Total Units	9,281	9,077	(2.2)%		9,281	9,077	(2.2)%
Hawaii
Gross Lodging Revenues(1)	$37,952	$41,791	10.1%		$108,013	$115,341	6.8%
Occupancy	70.6%	81.9%	11.3	pts	72.5%	76.3%	3.8	pts
ADR	$113.57	$112.32	(1.1)%		$108.40	$113.44	4.6%
RevPAU	$80.13	$91.99	14.8%		$78.55	$86.56	10.2%
Total Units	5,508	5,209	(5.4)%		5,508	5,209	(5.4)%
Mountain
Gross Lodging Revenues(1)	$9,523	$9,081	(4.6)%		$47,247	$42,123	(10.8)%
Occupancy	33.5%	32.5%	(1.0	)pts	35.4%	31.1%	(4.3	)pts
ADR	$117.30	$118.36	0.9%		$178.13	$179.47	0.8%
RevPAU	$39.24	$38.42	(2.1)%		$63.09	$55.84	(11.5)%
Total Units	3,230	3,079	(4.7)%		3,230	3,079	(4.7)%
Desert
Gross Lodging Revenues(1)	$525	$531	1.1%		$5,238	$3,923	(25.1)%
Occupancy	24.7%	27.2%	2.5	pts	41.8%	35.8%	(6.0	)pts
ADR	$57.18	$59.06	3.3%		$111.55	$118.73	6.4%
RevPAU	$14.11	$16.05	13.7%		$46.68	$42.53	(8.9)%
Total Units	434	479	10.4%		434	479	10.4%
Total
Gross Lodging Revenues(1)	$134,790	$136,220	1.1%		$340,498	$334,636	(1.7)%
Occupancy	55.8%	58.7%	2.9	pts	55.9%	54.3%	(1.6	)pts
ADR	$164.07	$161.58	(1.5)%		$141.93	$145.44	2.5%
RevPAU	$91.52	$94.80	3.6%		$79.28	$79.02	(0.3)%
Total Units	18,453	17,844	(3.3)%		18,453	17,844	(3.3)%

(1)	Lodging revenues are in thousands and represent the total rental charged to property rental customers. Our revenue represents from 3% to over 40% of the lodging revenues based on the services provided by us.

(2)	For better comparability, the above statistics exclude all non-exclusive management contracts as well as all properties that were not part of ResortQuest for both time periods, which approximated 1,500 units as of September 30, 2002 and September 30, 2003. Also excluded from these statistics are owner use nights and renovation nights which were approximately 12.8% of gross available nights in the three months ended September 30, 2002, 11.6% of gross available nights in the three months ended September 30, 2003, 13.5% of gross available nights in the nine months ended September 30, 2002 and 13.4% of gross available nights in the nine months ended September 30, 2003.

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

      Any or all of our forward-looking statements in this report and in any other public statements that we make, may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this report will be important in determining future results, including the risks associated with obtaining the necessary consents and approvals and meeting the other conditions necessary to consummate the merger with Gaylord, continued acceptance of the Company’s First Resort Software and the Company’s ability to meet its cash needs with available sources of funds. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

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

      We operate in an industry that involves numerous risks, some of which are beyond our control. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business. Our announcement of the agreement between ResortQuest and Gaylord for Gaylord to acquire our common shares may intensify these risks. You should carefully consider the risk factors listed below before making an investment decision.

      We may suffer additional consequences if the merger with Gaylord were not to be completed. If the planned merger with Gaylord were not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•	We would not realize the benefits we expect from becoming a part of a combined company with Gaylord, including the potentially enhanced financial and competitive position;

•	Activities relating to the merger and related uncertainties may divert our management’s attention from our day-to-day business and cause disruptions among our employees and to our relationships with customers and business partners, thus detracting from our ability to grow revenue and minimize costs and possibly leading to a loss of revenue and market position that we may not be able to regain if the transaction does not occur;

•	The market price of our common stock could decline following an announcement that the merger has been abandoned, to the extent that the current market price reflects a market assumption that the merger will be completed;

•	We could be required to pay Gaylord a termination fee and provide reimbursement to Gaylord for certain costs incurred in accordance with the merger agreement;

•	We would remain liable for our costs related to the transaction, such as legal and accounting fees and a portion of the investment banking fees severely reducing our available cash and borrowing capacity under our credit line; and

•	We may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

•	We may be required to obtain a new credit card processor, as we are currently benefiting from Gaylord’s agreement with their credit card processor. A new credit card processor may require us to issue a letter of credit, thus affecting our borrowing capacity, in conjunction with a new agreement.

•	We may be required to replace the $5.0 million letter of credit issued by Gaylord on our behalf with our former credit processor, thus affecting our borrowing capacity until this requirement expires in August, 2004.

      In connection with the proposed merger, we and Gaylord filed a joint proxy statement/ prospectus with the Securities and Exchange Commission. The joint proxy statement/prospectus was mailed to all holders of our stock and contains important information about us, Gaylord and the proposed merger, risks relating to the merger and the proposed combined company, and related matters. We urge all of our stockholders to read the joint proxy statement/prospectus.

      Our credit facility and senior notes mature during 2004. If the merger with Gaylord were not to be completed and we were unable to refinance or extend the maturities of the credit facility or senior notes, it would have a material adverse effect on the Company. Our credit facility, as amended in March 2003, matures on January 22, 2004. As of September 30, 2003, we had approximately $33.9 million of outstanding indebtedness and up to $1.6 million available under this facility. Additionally, our $50 million senior notes are due in June 2004. It is currently expected that the credit agreement and the senior notes will be paid by Gaylord at the effective time of the merger. If the merger were not to be completed, we might not be able to refinance or negotiate an extension of the maturity of our credit facility and senior notes. Our ability to complete such refinancing transactions is subject to a number of conditions, many of which are beyond our control. For example, if there were a further disruption in the financial markets because of a terrorist attack or other event, we may be unable to access the financial markets. Failure to complete a refinancing or extension of the credit facility or senior notes would have a material adverse effect on our Company.

      For a more complete discussion of risk factors that affect our business, see “Factors That May Affect Future Results” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and on Form 10-Q for the quarter ended June 30, 2003.

•	We may not be able to integrate successfully any future acquisitions.

•	We may not be able to complete successfully our planned expansion.

•	We may not be able to finance future acquisitions.

•	Our business may be negatively affected if we are unable to manage our growth effectively.

•	Our stock price may be adversely affected by market volatility.

•	Our business and financial results depend upon factors that affect the vacation rental and property management industry.

•	Our operating results are highly seasonal.

•	Our business depends upon the efforts of third parties to maintain resort facilities and to market our properties.

•	Our business could be harmed if the market for leisure and vacation travel does not continue to grow.

•	Our operations are concentrated in three geographic areas.

•	Our business depends on attracting and retaining highly capable management and employees.

•	The substantial amount of goodwill resulting from our acquisitions could adversely affect our financial and operating results.

•	If the new version of First Resort Software fails to meet sales expectations, additional impairment charges may be recorded.

•	If vacation rental property owners do not renew a significant number of property management contracts our business would be adversely affected.

•	If homeowner associations terminate management agreements, we could lose some of our competitive advantage in these markets.

•	Competition could render our services uncompetitive.

•	Any adverse change in the real estate market could adversely affect our financial and operating results.

•	We are subject to governmental regulation of the vacation rental and property management industry.

•	Transactions between our operations and their affiliates may result in conflicts of interest.

•	Delaware law, our charter documents and stockholder rights plan contain provisions that may have an anti-takeover effect.

•	The political and economic climate and other world events affecting safety and security could adversely affect leisure travel and lodging demand and could harm our future revenues and profitability.

•	Our credit facility and senior notes contain certain financial covenants that we may not meet and, if violated, could limit our ability to continue to borrow under our credit facility, and under certain circumstances, could accelerate the amount due under our credit facility and senior notes.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      We do not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and we do not hold any financial instruments for trading purposes. At September 30, 2003, $33.9 million of our borrowings accrue interest at variable interest rates. Based on this debt level, annual interest expense would increase by approximately $160,000, if interest rates were to increase by 46 basis points, or 10%, over the current weighted average interest rate of these variable rate borrowings.

Item 4.    Controls and Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant changes were made in the Company’s internal controls during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these controls.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

      On July 2, 2003, Sunset Management, LLC (“Sunset”) filed suit in the Circuit Court of the First Circuit, State of Hawaii, Civil No. 03-1-1389-07, against, among others, Andre Stephan Tatibouet (“Tatibouet”), Hotel Corporation of the Pacific, Inc. (now known as, ResortQuest Hawaii, LLC) (“Hotel”), a wholly-owned subsidiary of the Company, seeking, inter alia, an order of foreclosure of the mortgage held by Sunset on certain residential real property owned by Tatibouet, on which property the Company, through Hotel, holds a subordinate mortgage securing (i) a promissory note in the principal amount of $4 million (the “ ‘A’ Note”), and (ii) an additional promissory note in the original principal amount of $949,827 (the “ ‘B’ Note”). The original principal and accrued interest on the “B” Note have been paid in full; however, certain additional amounts owed by Tatibouet in connection with management contracts and other arrangements with the Hotel are represented by the “B” Note and accrue interest accordingly. Sunset’s mortgage secures a note in the principal amount of $1 million and is junior to a first mortgage securing a note in favor of Central Pacific Bank in the principal amount of $5 million. The interest payment of $121,142 due on the “A” Note on July 1, 2003, as well as $10,322 in accrued interest on the “B” Note, have not been made and the Company has accelerated the Notes and demanded payment in full. The Company has filed a responsive pleading and a cross-claim, and will be amending its cross-claim to assert a claim for foreclosure of its mortgage. Based upon an appraisal received by the Company, the Company believes that the collateral’s expected value exceeds the total amounts collateralized by the Company. However, the Company is in the process of securing a further independent appraisal of the collateral. In the event the collateral held by the Company is insufficient to satisfy all lienholders’ claims and the Company is unable to collect the sums owed under the Notes, it could have a material adverse effect on the Company’s results of operations.

      On March 28, 2002, Patrick G. Awbrey and other parties, as owners of 16 condominium units at the Jade East condominium development in Destin, FL, filed suit in the Circuit Court for the First Judicial Circuit, Okaloosa, Case No. 02-CA01203, against Abbott Realty Services, Inc. (“Abbott”), a wholly-owned subsidiary of the Company, alleging, inter alia, nondisclosure and misrepresentation by Abbott as real estate sales agents in the sale of Plaintiffs’ units. Plaintiffs seek damages in excess of $200,000 for each plaintiff and a jury trial. The Company has filed responsive pleadings denying the plaintiffs’ allegations and asserting several affirmative defenses, among them that the claims of the plaintiffs have been released in connection with the April 2001 settlement of a 1998 lawsuit filed by the Jade East condominium owners association against the condominium’s developer. Both sides are engaged in discovery. No trial date has been set. The Company believes that it has valid defenses to the claims asserted, notwithstanding the alleged defects in construction.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5.     Other Information

      Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith:

31.1	- Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	- Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	- Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	- Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

(i)	Form 8-K filed August 5, 2003 announcing the Company’s 2003 second quarter financial results; announcing the Company has entered into a definitive agreement to merge with Gaylord Entertainment Company; and providing the Agreement and Plan of Merger among Gaylord Entertainment Company, GET Merger Sub, Inc. and ResortQuest International, Inc., dated as of August 4, 2003.

(ii)	Form 8-K filed September 10, 2003, providing copies of all relevant agreements announcing that (i) we had entered into a Subordinated Loan and Reimbursement Agreement with Gaylord Entertainment Company that provides for a $10 million non-revolving, working capital line of credit and a $5.0 million letter of credit to our former credit card processor on our behalf; and (ii) that our lenders had effectively waived compliance with certain financial and other covenants, including covenants related to the consummation of the merger agreement, the subordinated loan agreement and our agreement with our new credit card processor.

(iii)	Form 8-K filed September 18, 2003 updating Note 13 of Exhibit 13 of our Form 10-K for 2002 to conform to the 2003 presentation of the Company’s segment disclosure.

(iv)	Form 8-K filed October 20, 2003 announcing the Company’s expected financial results for the quarter ended September 30, 2003.

(v)	Form 8-K filed November 4, 2003 announcing the Company’s third quarter financial results.

Signature

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESORTQUEST INTERNATIONAL, INC.

November 14, 2003	By:	/s/ J. Mitchell Collins

J. Mitchell Collins Executive Vice President and Chief Financial Officer (Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer)